Form 10KSB
period 2005-06-30
SAGAMORE HOLDINGS INC
filed 2006-05-12
CIK 1317402

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB
(mark one)

☑ Annual Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the fiscal year ended June 30, 2005

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______.

Commission File No. 333-122822

SAGAMORE HOLDINGS, INC.
(Name of Small Business Issuer in Its Charter)

Florida	20-1600519
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

402 Prospect Street Brandon, Vermont	05733
(Address of Principal Executive Offices)	(Zip Code)

(802) 247-6811
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock
(Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or amendment to Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The Company’s revenues during its most recent fiscal year were $17,061,294.

The aggregate market value of the Company’s voting stock held by non-affiliates as of January 16, 2006 is not possible to calculate as we were not traded on any market or exchange as of that date. There were 101,540,000 shares of common stock outstanding as of March 15, 2006.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Information included or incorporated by reference in this filing may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

This filing contains forward-looking statements, including statements regarding, among other things, (a) our projected sales and profitability, (b) our Company’s growth strategies, (c) our Company’s future financing plans and (d) our Company’s anticipated needs for working capital. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this prospectus generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this filing generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

 Sagamore Holdings, Inc. (“Sagamore Holdings”) was formed and incorporated in the State of Florida on August 30, 2004 to acquire substantially all of the net assets and the business of Nexus Custom Electronics, Inc. (“Nexus”), a wholly owned subsidiary of Jaco Electronics, Inc. (“Jaco”). As used herein, the “Company” refers to Sagamore Holdings or Sagamore Holdings together with its subsidiary. The Company’s fiscal year ends on June 30th. The interim fiscal quarters consist of thirteen weeks ending on a Sunday.

On September 15, 2004, the Company sold 6,000,000 shares of Series A redeemable convertible preferred stock and received proceeds of $5,250,000, after deducting expenses. The consolidated financial statements reflect the operations of the Company for the period from September 15, 2004 (date of capitalization) to June 30, 2005, which is referred to herein as “Fiscal 2005”. The Company had minimal operations prior to acquiring Nexus.

On September 20, 2004, the Company acquired Nexus through its newly formed, wholly-owned subsidiary, NECI Acquisition, Inc. that subsequently changed its name to Nexus. Nexus is a contract manufacturing company, which assembles electronic components and printed circuit boards. Total consideration paid for the net assets was $12,000,000, including $2,750,000 paid through the issuance of a 7% promissory note to Jaco. The remainder of the purchase price was funded by the net proceeds of the preferred stock issuance described above and $4,000,000 borrowed through a $6,200,000 bank credit facility with Comerica Bank (“Comerica”) that provided the Company with a revolving credit facility and a term loan. The acquisition was accounted for pursuant to the purchase method of accounting as if the acquisition was completed on October 3, 2004, the end of the interim period closest to the actual date of the acquisition. Accordingly, (i) the assets (including the identifiable intangible assets) and the liabilities of Nexus were recorded as of that date at their estimated fair values and (ii) the consolidated statement of operations for Fiscal 2005 includes amounts related to the results of operations of Nexus only for the period subsequent to October 3, 2004. The Company’s other activities during the period from September 15, 2004 (date of capitalization) to October 3, 2004 were limited to its formation and obtaining financing for consummating the acquisition of Nexus. Accordingly, the results of operations reflected in the consolidated statement of operations for Fiscal 2005 reflect activities primarily for the period from October 4, 2004 to June 30, 2005.

General

Nexus, a wholly owned subsidiary, provides contract-manufacturing services to industrial original equipment manufacturers ("OEMs") customers. Our subsidiary's core customer base consists primarily of small and medium-sized manufacturers that produce electronic equipment used in a wide variety of industries. Sales from our business are recognized at the time products are shipped to customers and may vary depending on the time of customers' orders, product mix and availability of component parts. Substantially all of our business is performed on a turnkey basis, which involves the procurement of specified components and raw materials from our network of suppliers and other suppliers, assembly of components on printed circuit boards and post-assembly testing. OEMs then incorporate the printed circuit boards into finished products. In assembling printed circuit boards, Nexus is capable of employing both conventional pin-through-hole interconnection technology, as well as advanced surface mount technology. Pin-through-hole interconnection technology is a method of assembling printed circuit boards in which component leads are inserted and soldered into plated holes in the board. Surface mount technology is a method of assembling printed circuit boards in which components are fixed directly to the surface of the board, rather than being inserted into holes. The gross profit margin for such materials is generally lower than the gross profit associated with the manufacturing process and other value-added services.

We do not typically enter into long-term purchase orders or commitments from our customers. Instead we work with our customers to develop forecasts for future orders, which are not binding. Customers may cancel their orders, change their orders, and change production quantities from forecasted volumes or delay production for a number of reasons beyond our control. Cancellations, reductions or delays by a significant customer or by a group of customers could have an adverse effect on us. In addition, as many of our costs and operating expenses are relatively fixed, a reduction in customer demand can adversely affect our gross margins and operating income.

Operations

We conduct our contract manufacturing operations through our wholly owned subsidiary Nexus, at two locations. The first location is an approximately 32,000 square foot facility located in Brandon, Vermont and offers full turnkey contract manufacturing services. In November 2005, Nexus scaled back its second facility located in Woburn, Massachusetts. Currently Nexus is in negotiations with the Woburn facility landlord to reduce the square footage of this operation to 10,000 square feet. The Woburn facility is a satellite of Nexus specializing in prototype, new customer introduction, as well as operating two dedicated lines for a defense contractor and an automotive customer. Nexus provides turnkey contract manufacturing services to OEM customers, which includes procurement of customer specified components and raw materials from our network of suppliers and other suppliers, assembly of components on printed circuit boards and post-assembly testing. OEMs then incorporate the printed circuit boards into finished products. In assembling printed circuit boards, Nexus is capable of employing both pin-through-hole and surface mount technology.

Pin-through-hole interconnection technology is a method of assembling printed circuit boards in which component leads are inserted and soldered into plated holes in the board. Surface mount technology is a method of assembling printed circuit boards in which components are fixed directly to the surface of the board, rather than being inserted into holes. The surface mount technology process allows for more miniaturization, cost savings and shorter lease paths between components (which results in greater signal speed).

Nexus provides electronics manufacturing services to the communications, aviation, defense, medical devices and instrumentation industries and serves the continental United States, with its concentrated market in the eastern region of the United States. Both of Nexus' manufacturing facilities have earned ISO 9001:2000 certification by the Geneva-based organization dedicated to the development of worldwide standards for quality management guidelines and quality assurance. Management believes sophisticated customers increasingly are requiring their manufacturers to be ISO 9001 certified for purposes of quality assurance.

Manufacturing Of Electronic Assemblies

Printed Circuit Board Assembly. Printed circuit boards are platforms on which integrated circuits and other electronic components are mounted.

Semiconductor designs are complex and often require printed circuit boards with many layers of narrow, densely-spaced wiring. Rapid technological advances have occurred in the electronics industry in recent years that have increased the speed and performance of components, while reducing their size. These technological advances have caused printed circuit boards to become smaller with components more densely attached to the board requiring increasingly advanced surface mount manufacturing technologies, in addition to traditional surface mount and pin through-hole technology.

In pin-through-hole production, components are attached by pins, also called leads, inserted through and soldered to plated holes in the printed circuit board. In traditional surface mount technology production, the leads on integrated circuits and other electronic components are soldered to the surface of the printed circuit board rather than inserted into holes. Surface mount technologies can accommodate a substantially higher number of leads in a given area than pin-through-hole production. As a result, surface mount technologies allow the printed circuit board to interconnect a greater density of integrated circuits. This density permits tighter component spacing and a reduction in the printed circuit board dimensions. Additionally, surface mount technologies allow components to be placed on both sides of the printed circuit board to permit even greater density. The substantially finer lead-to- lead spacing in surface mount technologies requires a manufacturing process far more exacting than the pin-through-hole interconnect products. An advanced surface mount technology called micro ball grid array allows for even greater densities than traditional surface mount technology. The ball grid array assembly process uses small balls of solder, instead of leads that could bend and break, located directly underneath the part, to interconnect the component and circuit board. Because of their high number of leads, most complex or very large-scale integrated circuits are configured for surface mount technologies production.

We employ advanced surface mount technologies, in our printed circuit board assembly operations in addition to traditional surface mount technologies.

We also continue to support pin-through-hole technology and related semi-automated and manual placement processes for existing and new applications that require these technologies.

We focus on low to moderate volume manufacturing of highly complex printed circuit board assemblies. We manufacture these complex assemblies on a batch basis and have developed expertise in quickly changing equipment set-up and manufacturing capabilities in order to respond to our customers' changing needs.

We believe this capability provides our customers with optimal flexibility in product design, while allowing for rapid turnaround of new or highly complex but lower volume products.

Our Customers and Markets

We serve a wide range of customers from emerging growth companies to established multinational corporations in a variety of markets. The timing and level of orders from our customers varies substantially from period to period.

The historic level of net sales we have received from a specific customer in one particular period is not necessarily indicative of net sales we may receive from that customer in any future period. While we focus on maintaining long term relationships with our customers, for various reasons, including consolidation in our customers' industries, we have in the past and will continue in the future to terminate or lose relationships with customers. Customers may also significantly reduce the level of business they do with us or delay the volume of manufacturing services they order from us. Significant or numerous terminations, reductions or delays in our customers' orders could negatively impact our operating results in future quarters.

Our three largest customers, GSI Lumonics, Frequency Electronics, and S-TEC, accounted for 70% of total sales in Fiscal 2005 and, as a result of their importance, we are dependent upon continuing our business with these customers. We nonetheless, continue to focus on expanding and diversifying our customer base to reduce dependence on any individual customer or market.

In many cases, our customers utilize more than one contract manufacturing provider across their product lines. Our goal is to be the primary contract manufacturing provider for our customers. We seek to manufacture the high-value, leading-edge products of our customers and target OEMs that require moderate volume production. Our low-to-medium volume, low cost facilities enable us to offer our customers a broad range of volume production and cost alternatives. We believe that we are advantageously positioned to be selected to provide manufacturing and value-added services for our customers' new product offerings due to our:

•	close interaction with the design engineering personnel of our customers at the product development stage;

•	prototype production experience;

•	advanced manufacturing and engineering capabilities, such as radio frequency capabilities; and

•	established and dependable materials pipeline.

We generally warrant that our products will be free from defects in workmanship for twelve months. We also pass on to our customers any warranties provided by component manufacturers and material suppliers to the extent permitted under our arrangements with these parties. Our warranty provides that during the warranty period we will take action to repair or replace failed products. We test substantially all of our assemblies prior to shipment. In addition, our customers generally test or have tested final products on a sample basis prior to deployment in the field. Our warranty costs have not been material to date.

Research And Development

The Company has not spent any funds on research and development since inception.

Intellectual Property

In connection with the acquisition of Nexus, the Company acquired the trademark relating to the Nexus name.

Sales And Marketing

We believe we have developed valuable long-term customer relationships and an in-depth understanding of our customers' needs and purchasing patterns. Our sales personnel are trained to identify our customers' requirements and to actively market our entire product line to satisfy those needs. We serve a broad range of customers in the aviation, communications, defense, medical equipment and other industries.

Sales are made throughout North America. Sales are made primarily through personal visits by our employees and by a staff of trained telephone sales personnel who answer inquiries and receive and process orders from customers.

Our Suppliers

Our OEM customers need us to:

•	assure the short and long term supply of materials and components to manufacture their products;

•	negotiate low prices for these materials;

•	secure high quality and reliable materials;

•	assure the on-time delivery of these materials; and

•	provide them with the flexibility to change their production requirements on short notice.

To compete effectively in this business environment, we have developed a materials procurement strategy whereby we maintain strong, long-term relationships with a limited number of suppliers who conform to our high standards. We seek to work with suppliers that consistently deliver the best technology and quality materials at low total cost on short and flexible lead times. We consistently evaluate all of our suppliers' performances and provide them with suggestions for improving our relationships. When we do business with a supplier at our customer's direction, we closely monitor the supplier's performance and work with both the supplier and the customer to improve the supplier's performance when necessary. We believe this strategy enables us to provide optimal flexibility to our OEM customers and enables us to better satisfy their EMS needs.

Our team of materials acquisition professionals is responsible for all materials procurement and planning. We have a strategic purchasing group that develops our worldwide materials and commodity procurement strategy. This strategic group is responsible for understanding the needs of our customers and the commodity supply market, evaluating the overall quality of suppliers and negotiating and executing low cost commodity supply contracts with preferred suppliers. We also have a group that focuses on the day-to-day tactical execution of our materials procurement process to attempt to insure that material or component costs or shortages do not prevent us from providing optimal services to our customers. This group is responsible for proactively managing inventory programs, evaluating day-to-day supplier performance and coordinating customer plan production changes.

We typically procure components when a purchase order or forecast is received from a customer. Due to our utilization of just-in-time inventory techniques, the timely availability of many components depends on our ability to both develop accurate forecasts of customer requirements and manage our materials supply chain. Given our direct component procurement strategy with quality suppliers, we rely on a single or limited number of suppliers for many proprietary and other components used in our assembly process. Although we have strong relationships with high quality suppliers, we do not have any long-term supply agreements, except with Jaco, as described below. Shortages of materials and components have occurred from time to time and will likely occur in the future despite our development of select long-term supplier relationships. We believe our direct procurement strategy and the division of responsibility within our materials procurement team enable us to better manage our supply chain in order to reduce the occurrence and minimize the effect on our customers of materials or component shortages.

Nexus entered into a five-year Supply Agreement with Jaco Electronics, Inc., on September 20, 2004. Pursuant to the Supply Agreement, Jaco provides electronic components to Nexus for use in its manufacturing operations. Under the Supply Agreement, Nexus must purchase at least 15% if the dollar amount of its annual purchases of electronic components that are included in Jaco's line card and are compatible with Nexus' needs. However, Nexus may submit requests for proposals to other suppliers as it may choose. If Jaco's proposal contains the lowest price, then Nexus must purchase its components from Jaco. For Fiscal 2005, Nexus purchased components totaling $708,472.

Competition

The electronics contract manufacturing industry is highly fragmented and is characterized by relatively high levels of volatility, competition and pricing and margin pressure. Many large contract manufacturers operate high-volume facilities and primarily focus on high-volume product runs. In contrast, certain contract manufacturers, such as Nexus, focus on low-to-medium volume and service-intensive products.

We compete against numerous providers with global operations, including Benchmark Electronics, Celestica, Flextronics, Jabil Circuit, Plexus, Sanmina-SCI, Suntron and Solectron. We also face competition from a number of EMS providers that operate on a local or regional basis. In addition, current and prospective customers continually evaluate the merits of manufacturing products internally.

Consolidation in the EMS industry results in a continually changing competitive landscape. The consolidation trend in the industry also results in larger and more geographically diverse competitors who have significant combined resources with which to compete against us.

We believe that the principal competitive factors in the segments of the electronics contract manufacturing industry in which we operate are:

•	geographic location and coverage;

•	flexibility in adapting to customers' needs;

•	manufacturing capability;

•	price;

•	service;

•	technology;

•	quality;

•	reliability; and

•	timeliness in delivering finished products.

We believe that we have developed a particular strength relative to some of our major competitors in the manufacturing of complex, low-to-moderate volume, leading-edge products. Competition from existing or potential competitors could result in reduced prices, margins and market share which would significantly and negatively impact our operating results.

We have entered into a business development services agreement with Celerity Systems, Inc. Pursuant to the agreement with Celerity, upon request Celerity shall assist us in managerial assistance, including significant guidance and counsel in management, operations or business objectives and policies. Such assistance may include strategic and financial planning, designing budgets and control systems. No services have been provided by Celerity to date.

Nexus is well-known in the industry in which it competes, particularly in the Northeast region and, together with its website and other marketing activities, the Company believes its tradename and trademark has value to the business. In connection with the acquisition purchase price allocation, the Company recorded $257,735 valuation for its trademark and tradename. Subsequently, an impairment charge in the amount of $45,070 was taken in Fiscal 2005 in accordance with SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets”.

Governmental Regulation

Nexus is subject to certain federal, state and local regulatory requirements relating to environmental compliance and site cleanups, waste management and health and safety matters. In particular, we are subject to regulations promulgated by:

•	The Occupational Safety and Health Administration pertaining to health and safety in the workplace;

•	The Environmental Protection Agency pertaining to the use, storage, discharge and disposal of hazardous chemicals used in the manufacturing processes; and

•	Corresponding state agencies.

Employees

As of January 16, 2006, we had a total of 103 employees, following a company-wide restructuring. Of our total, 9 were engaged in administration, 14 were managerial and supervisory employees, 3 were in sales, 18 performed warehouse and clerical functions, and 59 were involved with manufacturing.

There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

ITEM 2. DESCRIPTION OF PROPERTIES

Currently, our corporate headquarters are located at 402 Prospect Street, Brandon Vermont. This location is an approximately 32,000 square foot facility located in Brandon, Vermont, which is also used for manufacturing and storage in addition to our office space. This property is owned and occupied by our wholly-owned subsidiary, Nexus, and is fully encumbered by a first security interest, in the amount of $5,000,000, held by Comerica Bank on all property Nexus now or later owns or has an interest in.

We also operate a second facility in Woburn, Massachusetts through Nexus. This facility's address is 317 New Boston Street, 2nd Floor, Woburn Massachusetts 01801. This property is leased and has a base rent of $14,197 per month. This lease expires on July 31, 2008, and has a three-year option to renew with base rent increases of 3.34%. We are presently negotiating a new lease with reduced square footage to 10,000 square feet.

We believe that our present facilities will be adequate to meet our needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of March 15, 2006, the Company has not traded on any market or exchange therefore no historical prices are available.

Holders of Common Stock

As of March 15, 2006, Sagamore Holdings had in excess of 150 shareholders of record.

Dividends

We have not paid any dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We intend to retain any earnings to finance the growth of the business. We cannot assure you that we will ever pay cash dividends. Whether we pay any cash dividends in the future will depend on the financial condition, results of operations and other factors that the Board of Directors will consider.

DESCRIPTION OF SECURITIES

General

Pursuant to Sagamore Holdings' Articles of Incorporation, as amended, we are authorized to issue 2,100,000,000 shares of stock, of which 2,000,000,000 shares are designated as common stock, $0.001 par value per share, and 100,000,000 shares are designated Preferred Stock. Of the Preferred Stock, 6,000,000 shares are designated Series A Convertible Preferred Stock, $0.001 par value per share, and 10,000,000 shares are designated Series B Convertible Preferred Stock, no par value. As of the June 30, 2005, 101,540,000 shares of common stock are outstanding, 6,000,000 shares of Series A Convertible Preferred Stock are outstanding and 10,000,000 shares of Series B Convertible Preferred Stock are outstanding. The Board of Directors may issue additional shares of common stock or Preferred Stock in one or more series, with such voting powers, designation, preferences and rights or qualifications, limitations or restrictions thereof as shall be stated in the resolution or resolutions.

Common Stock

Each holder of our common stock is entitled to one vote for each share held of record. Holders of our common stock have no conversion, or redemption rights. Upon liquidation, dissolution or winding-up, the holders of common stock are entitled to receive our net assets pro rata with the holders of the Series B Convertible Preferred Stock, after the holders of the Series A Convertible Preferred Stock receive their liquidation preference. Each holder of common stock is entitled to receive ratably any dividends declared by our board of directors out of funds legally available for the payment of dividends. We have not paid any dividends on our common stock and do not contemplate doing so in the foreseeable future. As of June 30, 2005, Sagamore Holdings had 101,540,000 shares of common stock outstanding and 159 shareholders of record.

Series A Convertible Preferred Stock

Each holder of our Series A Convertible Preferred Stock has the following rights and preferences:

Dividends. Each share of Series A Convertible Preferred Stock accrues dividends at a rate of 5% per year. Such dividends are payable when and if declared by the board of directors. Dividends are payable in cash. The right to dividends is cumulative. As of June 30, 2005, no dividends have been declared on shares of Series A Convertible Preferred Stock.

Liquidation Preference. Each share of Series A Convertible Preferred Stock is entitled to receive prior and in preference to any Distribution of any assets to the holders of any class of common stock or any series of preferred stock an amount equal to $1.00 for each share outstanding, plus all declared and unpaid dividends thereon.

Conversion. Each share of Series A Convertible Preferred Stock, at the option of the holder, is convertible into such number of common stock as determined by dividing (a) the sum of (i) the amount due to the holder upon liquidation, plus (ii) all accrued but unpaid dividends thereon, by (b) the "Conversion Price" then in effect. The Conversion Price shall be equal to either (a) $1.00 per share (which shall be adjusted in the event of a subdivision or combination of shares), or (b) 80% of the average of the lowest closing bid price of the common stock during the five trading days immediately preceding the date of conversion, assuming a public market exists for shares of common stock, whichever is lower. A 4.99% beneficial ownership limitation limits conversion except if waived on 61 days' notice. Cornell Capital Partners, LP possesses this waiver right.

Redemption. After providing three days prior written notice, Sagamore Holdings has the right to redeem any outstanding shares of Series A Convertible Preferred Stock at an amount equal to 120% of the amount due to each holder upon liquidation, plus all declared and unpaid dividends thereon.

Non-voting. The Series A Convertible Preferred Stock is non-voting.

As of June 30, 2005, we had 6,000,000 shares of Series A Preferred Stock outstanding and 1 shareholder of record.

Registration Rights Agreement

The shares of common stock issuable by the Company to the investor upon conversion of shares of the Series A preferred stock will not be registered under the Securities Act of 1933. To provide for the registration of such underlying shares, the Company and the investor entered into a registration rights agreement, dated September 15, 2004, requiring the Company to prepare and file a registration statement covering the resale of the shares of common stock underlying the Series A preferred stock. The registration rights agreement required the Company to use its best efforts to cause such registration statement to be declared effective no later than 210 days following September 15, 2004 (the closing of the sale of the Series A preferred stock).

The registration rights agreement also contains a liquidated damages provision which calls for the investor to receive from the Company a specified amount if: (i) The Company fails to file a registration statement covering the underlying shares of common stock within 60 days of September 15, 2004, and, (ii) the registration statement is not declared effective no later than 210 days following September 15, 2004. In the event that one of the aforementioned events occurs, the registration rights agreement calls for the Company to pay the investor common stock equal to 2% of the liquidated amount, as defined above, of that portion of the Series A preferred stock which has not been converted into common stock as of the occurrence of such event, with such amount to be paid by the Company to the investor on a monthly basis after the occurrence of such event. The investor is entitled to receive the aforementioned damages until such time as the registration statement is declared effective. Since the registration statement registering the underlying shares of common stock was not filed within 60 days or declared effective within 210 days from September 15, 2004, the investor is currently entitled to receive such damages payable in common stock.

Series B Convertible Preferred Stock

Each holder of our Series B Convertible Preferred Stock has the following rights and preferences:

Dividends. Each share of Series B Convertible Preferred Stock shall be entitled to receive dividends on a pro rata basis when and if dividends on the common stock are declared by the Board of Directors.

No Liquidation Preference. Series B Convertible Preferred Stock has no liquidation preference.

Conversion. Collectively, the shares of Series B Convertible Preferred Stock, at the option of the holder, are convertible into the lesser of: (i) 75,000,000 shares of common stock; or (ii) fifty-one percent of the outstanding shares of common stock after giving effect to the conversion of the Series B Convertible Preferred Stock.

Redemption

Sagamore Holdings has no right to redeem the shares of the Series B Convertible Preferred Stock.

Voting

The holders of the common stock and the Series B Convertible Preferred Stock vote together and not as a separate class. As a class, the holders of the Series B Convertible Preferred Stock shall, collectively, be entitled to cast fifty-one percent of the votes on all matters submitted to the stockholders of Sagamore Holdings for approval. If we liquidate, dissolve or wind up our affairs, whether voluntarily or involuntarily, the holders of Common and/or Preferred Stock of each series will be entitled to receive only that amount or those amounts as are fixed by the certificate of designations or by resolution of the board of directors providing for the issuance of that series or class. As of June 30, 2005, the Company has 10,000,000 shares of Series B Convertible Preferred Stock outstanding and 2 shareholders of record.

Transfer Agent

The Company's transfer agent is Colonial Stock Transfer Company. Their address is 66 Exchange Place, Salt Lake City, Utah 84111. Their telephone number is: 801-355-5740.

Disclosure Of SEC Position On Indemnification For Securities Act Liabilities

Our Bylaws include an indemnification provision under which we have agreed to indemnify directors of Sagamore Holdings to the fullest extent possible from and against any and all claims of any type arising from or related to future acts or omissions as a director of Sagamore Holdings.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of Sagamore Holdings pursuant to the foregoing, or otherwise, Sagamore Holdings has been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

Anti-Takeover Effects Of Provisions of The Articles Of Incorporation Authorized And Unissued Stock

There are no provisions in our Articles of Incorporation or Bylaws related to preventing or restricting takeovers, mergers or acquisitions of Sagamore Holdings by another company.

Issuances Of Unregistered Securities

Common Stock

On September 17, 2004, the Company issued 88,250,000 shares of its common stock to compensate two officers of the Company. The value of the shares of common stock was $882,500.

On September 20, 2004, the Company entered into a month-to-month agreement with a consultant to provide business development services. The Company issued 7,500,000 shares of its common stock to Celerity Systems, Inc. as compensation for the services. The value of the shares of common stock was $75,000.

On September 20, 2004, the Company issued 1,750,000 shares of its common stock to Cornell Capital Partners, LP as a commitment fee under a now-terminated Standby Equity Distribution Agreement between the Company and Cornell Capital Partners, LP. The value of the shares of common stock was $17,500.

On September 17, 2004, the Company issued 2,500,000 shares of its common stock to Yorkville Advisors Management, LLC as a commitment fee relating to the sale of the Series A preferred stock. The value of the shares of common stock was $2,500.

On February 8, 2005, the Company issued 1,540,000 shares if its common stock to the 154 current employees of Nexus under Rule 701 of the Securities Act. Each employee received 10,000 shares of the Company's common stock as an incentive bonus under the Company's 2004 Stock Incentive Plan. The value of the shares of common stock was $15,400.

Series A Convertible Preferred Stock

On September 15, 2004, the Company sold 6,000,000 shares of its Series A Convertible Preferred Stock pursuant to the Investment Agreement with Cornell Capital Partners and received proceeds of $5,250,000, net of fees of $750,000.

Series B Convertible Preferred Stock

On September 17, 2004, the Company issued 10,000,000 shares of its Series B Convertible Preferred Stock to compensate two officers of the Company. The value of the shares of Series B Convertible Preferred Stock was $750,000.

With respect to the sale of unregistered securities referenced above except as otherwise noted, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 (the "1933 Act"), and Regulation D promulgated under the 1933 Act. In each instance, the purchaser had access to sufficient information regarding the Company so as to make an informed investment decision. More specifically, we had a reasonable basis to believe that each purchaser was an "accredited investor" as defined in Regulation D of the 1933 Act and otherwise had the requisite sophistication to make an investment in our securities.

Convertible Debentures

Sagamore Holdings entered into a Securities Purchase Agreement (the “SPA”) on November 10, 2005 with CSI Business Finance, Inc. (“CSI Finance”), a new investor, which provides for the sale of up to $1,250,000 of Secured Convertible Debentures that will be convertible into common shares of Sagamore Holdings. The SPA will expire on October 31, 2006. In addition to the SPA, Sagamore Holdings and CSI Finance entered into ancillary agreements covering CSI’s registration rights for the underlying common stock, and the security for any amount loaned. All assets of Sagamore Holdings will be pledged under this agreement. At the date of the agreement, and at January 22, 2006, the only assets owned by Sagamore Holdings were its shares of Nexus, its wholly owned operating subsidiary and, accordingly, the assets of Nexus will comprise the primary security for any amount loaned. However, CSI Finance’s lien on such assets is subordinate to the lien held by Comerica. As of January 22, 2006, CSI Finance had acquired $655,263 of such debentures pursuant to the SPA.

The following are the principal terms of the Secured Convertible Debentures:

•	They mature on October 31, 2006.

•	Interest is payable monthly at 12% annual rate.

•	Monthly principal payments begin on the earlier of (a) one month from the date the registration of the underlying common shares is declared effective, or (b) five months from the date of sale.

•	Monthly payments are equal to the outstanding balance divided by the remaining number of months to the maturity date.

•	They are convertible into common shares at the option of CSI Finance at a conversion rate of $ 0.025 per share.

•
They are redeemable at the option of Sagamore Holdings at face value plus a 20% premium above the market value of the underlying shares common stock if the market value is greater than the conversion price.

•	The Company must seek the consent of the holder if it wishes to sell any additional shares of capital stock or grant any additional security interests in its assets.

Subsequent to the commencement of the SPA, the ancillary agreements and the sale of the Secured Convertible Debentures discussed above, the Company has not complied with several provisions of these agreements and was thus in default as of January 22, 2006. The Company has not paid interest, it has not timely filed the registration statement for the underlying securities, it is not current in its filing of tax returns and it remains in default under the terms of its bank credit facility. Accordingly, CSI Finance could force the immediate repayment of the Secured Convertible Debentures.

On November 11, 2005, Corporate Strategies Inc. (“Corporate Strategies”) entered into a stock purchase agreement pursuant to which it purchased 70,600,000 shares of Sagamore Holdings’ common stock from previous holders who were also officers of the Company. As a result, Corporate Strategies acquired approximately 70% of the total shares of Sagamore Holdings’ common stock outstanding as of the date of said agreement, which resulted in a change in control of Sagamore Holdings and an event of default as defined in the loan agreement with Comerica. Mr. Timothy J. Connolly is the Chief Executive Officer of CSI and Corporate Strategies.

In connection with the acquisition of the control of Sagamore Holdings by Corporate Strategies, the previous holders of the common shares, simultaneously resigned from their positions as executive officers and members of the Board of Directors of Sagamore Holdings; agreed to the cancellation of their shares of the Series B preferred stock; and agreed to the cancellation of their respective employment agreements.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN

The following discussion should be read in conjunction with the audited financial statements of Sagamore Holdings, Inc. (“Sagamore Holdings” or the “Company”), and the related notes thereto included elsewhere herein.

Overview

Sagamore Holdings, Inc. was formed and incorporated in the State of Florida on August 30, 2004 to acquire substantially all of the net assets and the business of Nexus Custom Electronics, Inc. (“Nexus”), a wholly owned subsidiary of Jaco Electronics, Inc. (“Jaco”). As used herein, the “Company” refers to Sagamore Holdings, Inc. or Sagamore Holdings, Inc. together with its subsidiary.

The Company’s fiscal year ends on June 30th. The interim fiscal quarters consists of thirteen weeks ending on a Sunday.

On September 15, 2004, the Company sold 6,000,000 shares of Series A redeemable convertible preferred stock and received proceeds of $5,250,000, after deducting expenses, with the proceeds restricted for use in the purchase of Nexus.

On September 20, 2004, the Company acquired Nexus through its newly formed, wholly owned subsidiary, NECI Acquisition, Inc. (“NECI”), that subsequently changed its name to Nexus. Nexus is a contract manufacturing company, which assembles electronic components and printed circuit boards. Total consideration paid for the net assets was $12,000,000, including $2,750,000 paid through the issuance of a 7% promissory note to Jaco. The remainder of the purchase price was funded by the net proceeds of the preferred stock issuance described above and $4,000,000 borrowed under a bank credit facility with Comerica Bank (“Comerica”).

The acquisition was accounted for pursuant to the purchase method of accounting as if the acquisition was completed on October 3, 2004, the end of the interim period closest to the actual date of the acquisition. Accordingly, (i) the assets (including the identifiable intangible assets) and the liabilities of Nexus were recorded as of that date at their estimated fair values and (ii) the audited consolidated statement of operations of the Company for the period from September 15, 2004 (date of capitalization) to June 30, 2005 (“Fiscal 2005”), do not include any amounts related to the operations of Nexus prior to the date of acquisition.

Going Concern Matters

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company incurred a net loss of $7,556,949 in Fiscal 2005 and had a net working capital deficiency of $3,578,734 at June 30, 2005. It also did not meet certain covenants under its credit facility with Comerica and promissory note with Jaco and, accordingly, the outstanding balance of $3,779,423 under the credit facility ($2,759,423 under the revolver and $1,020,000 under the term loan) and the outstanding balance of $2,750,000 under the note agreement were in default as of June 30, 2005 and classified in current liabilities in the consolidated balance sheet. Accordingly, there is substantial doubt as to the ability of Sagamore Holdings and its subsidiary to continue as going concern.

The Company did not meet the requirements of four covenants under the provisions of its credit facility with Comerica: minimum working capital ratio; debt service ratio (“EBITDA”, as defined, divided by interest and principal payment requirements); leverage ratio (liabilities to tangible net worth ratio) and minimum tangible net worth (tangible net worth includes subordinated debt but excludes intangible assets), and therefore, was in default. During the period while the Company is in default under the credit facility, the lender may force immediate repayment of amounts due ($3,779,423 at June 30, 2005), and invoke penalty interest (up to three percentage points or approximately $114,000 annually) at the lender’s discretion. Since the Company has not been notified that it will be charged penalty interest, it has not accrued any as of June 30, 2005.

The Company entered into a forbearance agreement with Comerica on July 15, 2005, effective July 1, 2005 through August 1, 2005, which essentially provided an extension of the revolver under the credit facility which expired on July 1, 2005, and also provided that Comerica would not exercise its right to call for acceleration of all amounts due under the term loan and revolver under the credit facility, if the Company met certain conditions. Effective August 1, 2005, the Company and Comerica agreed to extend the maturity date of the revolver under the credit facility to September 1, 2005. The Company and Comerica are currently negotiating an extension of the forbearance agreement from September 1, 2005 through June 30, 2006. If an extension is agreed upon, the Company intends to attempt to negotiate an amendment to the credit facility in order to renew the facility and have the Company in compliance going forward. However, there can be no assurance that the Company will get an extension on the forbearance agreement.

The Company is also in default under its promissory note agreement with Jaco, due to being delinquent on interest payments, as well as effecting a change in control event subsequent to June 30, 2005. As a result of these events of default, the $2,750,000 underlying note was also classified as a current obligation since Jaco has a right to accelerate payment. The Company disputes the amount due Jaco under the purchase agreement. In addition, the Company intends to pursue its claims and remedies against Jaco.

Sagamore Holdings entered into the SPA on November 10, 2005 with CSI Business Finance, Inc. (“CSI Finance”), a new investor, which provides for the sale of up to $1,250,000 of Secured Convertible Debentures that will be convertible into common shares of Sagamore Holdings. The SPA will expire on October 31, 2006. In addition to the SPA, Sagamore Holdings and CSI Finance entered into ancillary agreements covering CSI’s registration rights for the underlying common stock, and the security for any amount loaned. All assets of Sagamore Holdings will be pledged under this agreement. At the date of the agreement, and at January 22, 2006, the only assets owned by Sagamore Holdings were its shares of Nexus, its wholly owned operating subsidiary and, accordingly, the assets of Nexus will comprise the primary security for any amount loaned. However, CSI Finance’s lien on such assets is subordinate to the lien held by Comerica. As of January 22, 2006, CSI Finance had acquired $655,263 of such debentures pursuant to the SPA.

The following are the principal terms of the Secured Convertible Debentures:

•	They mature on October 31, 2006.

•	Interest is payable monthly at 12% annual rate.

•	Monthly principal payments begin on the earlier of (a) one month after the date the registration of the underlying common shares is declared effective, or (b) five months from the date of sale.

•	Monthly payments are equal to the outstanding balance divided by the remaining number of months to the maturity date.

•	They are convertible into common shares at the option of CSI Finance at a conversion rate of $ 0.025 per share.

•
They are redeemable at the option of Sagamore Holdings at face value plus a 20% premium above the market value of the underlying shares common stock if the market value is greater than the conversion price.

•	The Company must seek the consent of the holder if it wishes to sell any additional shares of capital stock or grant any additional security interests in its assets.

Subsequent to the commencement of the SPA, the ancillary agreements and the sale of the Secured Convertible Debentures discussed above, the Company has not complied with several provisions of these agreements and was thus in default as of January 22, 2006. The Company has not paid interest, it has not timely filed the registration statement for the underlying securities, it is not current in its filing of tax returns and it remains in default under the terms of its bank credit facility. Accordingly, CSI Finance could force the immediate repayment of the Secured Convertible Debentures.

Unless the Company can negotiate an extension of the forbearance agreement and/or amendments to the credit facility as discussed above, and it can resolve its default under the promissory note with Jaco, the Company’s operating results and cash flows will not be adequate to enable it to pay the balance due at or subsequent to June 30, 2005 unless it can obtain an alternate credit facility and/or additional financing. Management cannot assure that the Company will be able to obtain such an extension, amendment or resolution. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amount and classification of liabilities that might result from the outcome of this uncertainty.

On November 11, 2005, another new investor, Corporate Strategies Inc. (“Corporate Strategies”), an affiliate of the first new investor, entered into a stock purchase agreement pursuant to which it purchased 70,600,000 shares of Sagamore Holdings’ common stock from previous holders. Such shares represented approximately 70% of the total outstanding shares of common stock as of the date of said agreement, which resulted in a change in control of Sagamore Holdings and an event of default as defined in the loan agreement with Comerica. Mr. Timothy J. Connolly is the Chief Executive Officer of CSI Finance and Corporate Strategies. As of January 22, 2006, Sagamore Holdings had sold $655,263 of Secured Convertible Debentures to the new investor. However, as of that date, the Company was in default under the terms of the Secured Convertible Debentures and the Company may not be able to obtain any additional funding under the SPA. The Company has no other agreements in place other than the SPA providing for additional debt or equity financing for the Company.

In connection with the acquisition of the control of Sagamore Holdings by Corporate Strategies, the previous holders of the common shares, simultaneously resigned from their positions as executive officers and members of the Board of Directors of Sagamore Holdings; agreed to the cancellation of their shares of the Series B preferred stock; and agreed to the cancellation of their respective employment agreements.

If the Company cannot complete the above mentioned actions related to the credit facility, resolve its default under the promissory note and obtain additional proceeds under the SPA, it would have to examine other strategic alternatives, including raising capital in the debt or equity markets, or a possible sale or liquidation of its business.

Since July 1, 2004, the Company has experienced market softness, and it has experienced increased competitive pressure from offshore electronic manufacturers, which have won some business from current customers. We have also just completed negotiating terms of future business with one of our major customers and are negotiating continuation of this business. Until an agreement is reached, the uncertainty of this business could have a significant impact on revenues. Several of our long-term customers are seeking price discounts, which will have an adverse impact on gross margins.

Due to the softness and uncertainties of the market, the Company decided to downsize its manufacturing facility in Woburn Massachusetts and operate it as a satellite operation instead of a full service facility. In connection therewith, the Company incurred approximately $48,000 in related costs, including $40,000 in severance costs relating to the termination of 50 employees. These costs will be recorded in the statement of operations for the fiscal quarter ended January 1, 2006 in which period the partial closing was decided. The Company recognized an impairment loss of $116,000 on manufacturing equipment at this facility, which was underutilized prior to the decision to downsize, and has since been abandoned or segregated for sale. This loss was recognized in Fiscal 2005. The Company has thus reduced its ongoing costs significantly, and also eliminated a significant amount of low margin products. Due to these market conditions, and these changes, sales for the next fiscal year (Fiscal 2006) will be 20% to 30% less than the previous year, but operating margins should begin improving by the end of Fiscal 2006.

These same market conditions and the impact on the Company’s operating results, has caused the Company to incur operating losses and therefore, has recognized impairment losses totaling $2,282,591. These losses are reflected in the Company’s Fiscal 2005 statement of operations.

We continue to search for other areas within the business to improve its cost structure and its efficiency, and thus, its competitiveness. During the first calendar quarter in 2005, for example, we began an initiative to review (value stream mapping) all processes in order to implement the “Lean Manufacturing” concepts. Lean Manufacturing is a systematic approach to eliminating non-value added activities (waste). Flow is created throughout the entire Company eliminating overproduction and modifying traditional scheduling systems to produce what the customer wants, when they want it. Lean Manufacturing, based on the Toyota Model, provides a company the tools to implementing long-term plans to streamline operations.

It is also important for us to be able to support customer demand with adequate amount of working capital and manufacturing capacity. We, therefore, will pursue an amendment to the credit facility discussed above and a waiver of noncompliance with the promissory note holder; however, there are no assurances that the amendment or waiver will be approved and received.

Management believes that the improvement in its cost structure, and the normalization of conditions with lenders, should enable the Company to return to improved operating results.

Critical Accounting Policies and Estimates

The Company’s fiscal year ends on June 30th.

The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an on-going basis, we evaluate our estimates, including those related to uncollectible accounts receivable, inventories and long-lived assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the financial statements:

•
On September 20, 2004, the Company, through its subsidiary, NECI, purchased substantially all of the net assets of Nexus. However, the acquisition has been accounted for as a purchase as if it was completed on October 3, 2004, the end of the interim period closest to the actual date of the acquisition.

•
The acquisition of Nexus has been accounted for by the Company under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” Under the purchase method, assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill is recorded to the extent the purchase price, including certain acquisition and closing costs, exceeds the fair value of the net identifiable tangible and intangible assets acquired at the date of the acquisition.

•
We maintain allowances for uncollectible accounts receivable for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•
We recognize sales when title passes at the time of shipment and collectibility is reasonably assured. We record provisions for returns and discounts to customers as reductions to sales in the same period the related sales are recorded.

•
We carry inventories at the lower of cost or estimated net realizable value and provide an allowance for obsolescence. If actual market conditions are less favorable than those originally projected by management and the sale of inventories in the ordinary course of business are expected to be at prices that are less than cost, whether due to cancellation of customer orders, physical deterioration, obsolescence, changes in price levels or other causes, the difference will be recognized as a loss in the current period. Accordingly, we recorded a charge of $913,777 relating to inventory that we identified as obsolete in 2005 as the result of reduction of sales, cancelled purchase orders and technical obsolescence.

•
Property and equipment owned by us are depreciated and amortized over their estimated useful lives. Useful lives are based on management’s estimates over the period that such assets will generate revenue. Future adverse changes in market conditions or poor operating results of underlying capital investments could result in losses or an inability to recover the carrying value of such assets, thereby possibly requiring an impairment charge in the future.

•
We acquired identifiable intangible assets and goodwill in connection with the acquisition of Nexus. Certain of the intangible assets had determinable lives, and therefore are subject to amortization. Other intangible assets had indefinite lives and thus are not subject to amortization.

•
We follow Statement of Financial Accounting Standards ("SFAS") No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which requires impairment losses to be recorded on long-lived assets used in operations such as property and equipment and amortizable intangible assets, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset's carrying amount. In the evaluation of the fair value and future benefits of these types of long-lived assets, we perform an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including future sales growth and profit margins are included in this analysis.

•
We also follow SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets”. This statement requires that goodwill and intangible assets not subject to amortization be assessed for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of Nexus with its net book value (or carrying amount), including goodwill. If the fair value of the reporting unit for which goodwill was recorded exceeds its carrying amount, goodwill is not considered impaired and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of our goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the Company. The impairment test for other unamortizable intangible assets consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Determining the fair value of the reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of the reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and uses estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. To assist in the process of determining goodwill impairment, we obtained appraisals from an independent valuation firm. In addition to the use of an independent valuation firms, we performed an internal valuation analyses and considers other market information that is publicly available. Estimates of fair value are primarily determined using discounted cash flows and market comparisons and recent transactions. These approaches use significant estimates and assumptions including projected future cash flows (including timing), discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to comparables.

Due to the slowdown in its industry, and the loss of certain business to lower cost Asian markets, we have incurred operating losses and therefore, have estimated its fair value of its intangible assets and its overall fair value, and found it necessary to recognize an impairment losses summarized below. Losses due to following the provisions of SFAS No. 142 were $45,070, and losses following the provisions of SFAS No. 144 were the remainder. These losses are reflected in our Fiscal 2005 Statement of Operations.

	Impairment	Adjusted
	Losses	Values
Identifiable Intangibles
Customer lists	$229,610	$836,677
Backlog	77,681	60,243
Employment agreement	11,626	47,092
ISO certification	29,066	110,741
Trademark	45,070	212,665
Totals	$393,053	$1,267,418

Goodwill	$1,773,538	$0

Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. The Company has no financial instruments that give it exposure to foreign exchange rates or equity prices.

Results of Operations

As explained above, Sagamore Holdings was formed and incorporated in the State of Florida on August 30, 2004 to acquire substantially all of the net assets and the business of Nexus. It was initially capitalized on September 15, 2004, and it acquired Nexus on September 20, 2004.

However, the acquisition was accounted for pursuant to the purchase method of accounting as if the acquisition was completed, effectively, on October 3, 2004, the end of the interim period closest to the actual date of the acquisition and accordingly, (i) the assets (including the identifiable intangible assets) and the liabilities of Nexus were recorded as of that date at their estimated fair values and (ii) the consolidated statement of operations for the period from September 15, 2004 (date of capitalization) to June 30, 2005 do not include any amounts related to the operations of Nexus prior to October 3, 2004. The Company’s other activities during the period from September 15, 2004 (date of capitalization) to October 3, 2004 were limited to its formation and obtaining financing for and to consummate the acquisition. Accordingly, the consolidated financial statements of the Company and the financial statements of Nexus are not directly comparable.

The level of orders from our major customers primarily affects the results of operations for our company, as well as the amount of working capital required to manage the business. From the inception of the customers’ orders, changes may be instituted due to circumstances affecting our customer’s business such as variation in demand for their products, changes within our customer’s manufacturing strategies, competitive conditions, inventory imbalance and general economic conditions. Those changes instituted by our customers have had significant effects on our results of operations in the past. One of our major customers in the telecommunications market historically has experienced cyclical slow downs, which also adversely affects our business.

Financial results of the Company: Results for Fiscal 2005 and 2004 on a pro forma basis

The following discussion compares the unaudited pro forma financial information for the year ended June 30, 2005 and 2004, and has been prepared utilizing the fiscal 2005 audited financial statements of the Company included elsewhere in this report, and the historical financial information of the predecessor company. The following unaudited pro forma financial information is presented for informational purposes only and is prepared on the basis assuming the acquisition of Nexus occurred on July 1, 2004 and 2003. The financial information is not necessarily indicative of (i) the results of operations of the Company that actually would have occurred had the acquisition been consummated on the dates indicated or (ii) the results of operations of the Company that may occur or be attained in the future. The pro forma numbers do not give effect to the subsequent goodwill and other intangible asset impairments totaling $2,166,591.

	Year Ended June 30,
	2005	2004
	(Unaudited)
Net sales	$23,098,534	$22,430,000
Gross profit (loss)	(677,626)	2,215,279
General and administrative expenses	3,619,825	2,763,124
Selling expenses	707,942	511,152
Impairment of property and equipment	(116,000)	(116,000)
Interest expense	514,813	325,902
Net loss	$(5,636,206)	$(1,500,899)

Net Sales

Net sales increased $668,534 to $23,098,534 in the Fiscal 2005 period, from $22,430,000 in the Fiscal 2004 period. The increase in sales primarily occurred in the beginning of Fiscal 2005 on a comparative basis, due to the improved economic environment in the telecommunication, semi-conductor capital equipment and instrumentation industries at that time. The market began softening in the latter part of Fiscal 2005 and has continued into the subsequent year.

Gross Profit (Loss)

Gross loss was ($677,626) for the fiscal 2005 period versus a gross profit of $2,215,279 in Fiscal 2004. The decrease was due to a reduction in margin from competitive price pressure, an increase in wages as a percent of sales, higher manufacturing overhead, higher employee benefit costs, and higher obsolescence losses. The Company recorded an obsolescence and slow moving inventory reserve of $913,777 in 2005 as the result of reduction of sales, cancelled purchase orders and technical obsolescence. These same charges were negligible in 2004.

During the latter part of fiscal 2004 and the beginning of fiscal 2005 Nexus increased and improved its engineering, technical and purchasing staff in order to service and support new business it was expecting. However, Nexus has not been able to realize the sales growth it expected due to the market slow down, and added competition.

Selling, General and Administrative Expenses

General and administrative expenses increased from $2,763,124 in Fiscal 2004 to $3,619,825 in Fiscal 2005. The increase was primarily attributable to compensation increases paid to administrative employees in the second half of Fiscal 2004 after a reduction and a freeze in the previous year. There also was an incurrence of approximately $685,000 of legal and professional costs during fiscal 2005 in connection with filing its registration statement.

Selling expense was $707,942 in Fiscal 2005 versus $511,152 in 2004, due to the salary increases discussed above and higher sales.

Interest Expense

Interest expense was higher in 2005 due to higher debt levels and interest rates.

Financial Results of the Company: Period from September 15, 2004 (Date of Capitalization) through June 30, 2005

Net Sales

Net sales (which as explained above, only reflect sales of Nexus subsequent to October 3, 2004) were $17,061,294 during this period as the Company experienced softening sales. Sales to its three largest customers amounted to 70%, of net sales in this period. Management expects that sales will continue to soften in at least the next two quarters due to a slow-down in the telecommunications market, and afterwards due to the significant reduction in operating activity at the Company’s Massachusetts facility.

Gross Loss

Gross loss was $1,129,838 or (6.6%) to net sales during the period. The gross loss was due to a reduction in margin due to competitive price pressure, an increase in headcount, higher manufacturing overhead, higher employee benefit costs, inventory obsolescence of 5% of sales, and non-recurring purchase accounting adjustments which were 2.7% of sales during the period from October 4, 2004 through June 30, 2005.

The Company increased and improved its engineering, technical and purchasing staff in order to service and support new business it was expecting. However, the Company has not been able to realize the sales growth it expected due to the market slow down, and added competition. The Company expects that competitive pressure could continue to unfavorably impact its gross profit margin over the next several quarters.

Employee benefits increased due to more employees and higher insurance rates. Cost of sales included a one-time amortization of the “fair value” write up to inventory at the date of acquisition of $92,533 (0.5% of net sales) which related to underlying inventory which was sold during the period, and $233,045 of amortization of backlog, recorded in purchase accounting (1.4% of net sales).

The Company recorded a charge of $913,777 (5.4% of sales) in 2005 relating to inventory that was determined to be obsolete as the result of reduction of sales, cancelled purchase orders and technical obsolescence.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3,819,743 or 22.4% of net sales for the period. Such expenses include $1,747,500 (10.2% of net sales) at the date of acquisition incurred in starting up and raising capital for the business and compensating employees, based on the estimated fair value of shares issued to officers and founders (98,250,000 shares), for consultant services (7,500,000 shares), in connection with a standby equity distribution agreement which was subsequently terminated (1,750,000 shares), and for stock options granted to an employee (22,500,000 shares) and for the fair value of stock bonus awards given to employees (15,400,000 shares). Additionally, $684,853 of expenses (4.0% of net sales) were incurred relating to professional fees connected with the audit of the pre-acquisition financial statements of Nexus and in connection with filing the registration statement, post acquisition amortization of intangible assets recorded as a result of valuing assets acquired at their fair value ($13,682), higher salary and employee benefit costs increases (0.8% to net sales increase), and an increase in the provision for uncollectible accounts ($79,161 or 0.5% of net sales).

Other Operating Expenses

The Company recognized impairment losses of $1,773,538 and $393,053 to its carrying value of goodwill and identifiable intangible assets, respectively, as well as an $116,000 impairment loss to the carrying value of property and equipment during Fiscal 2005. The reduction in the fair value of these assets was due to the slowdown in the electronics manufacturing industry, the loss of certain business to lower cost Asian markets, and the Company’s decision to downsize its Massachusetts manufacturing facility.

Interest Expense

Interest expense was $324,777 during the period, and was incurred on borrowings under the credit facility and the promissory note to Jaco, which was drawn in connection with the acquisition.

Liquidity and Capital Resources

On September 15, 2004, the Company sold 6,000,000 shares of Series A Convertible Preferred Stock and received proceeds of $5,250,000, after deducting expenses, with the proceeds restricted for use in the purchase of Nexus. On September 20, 2004, the Company purchased substantially all of the assets of Nexus for $12,000,000, of which $9,250,000 was paid in cash at closing on September 20, 2004 comprised of $5,250,000 from the sale of the preferred stock and $4,000,000 from proceeds of borrowings by Nexus under a $6,200,000 credit facility provided by Comerica. The balance of $2,750,000 was paid in the form of a five-year promissory note, bearing interest at the lesser of a specified prime rate or 7%. Interest on this note is payable quarterly from December 1, 2004 until September 1, 2009. The principal payments under the promissory note are due on the following dates: $500,000 on September 1, 2006, $156,250 per quarter commencing on December 1, 2006 through September 1, 2008 and $250,000 per quarter commencing on December 1, 2008 through September 1, 2009. As discussed above, the Company is in default of this note.

The aggregate consideration to be paid by the Company for the acquisition of Nexus is subject to further adjustments as explained below:

1. A target net working capital, adjusted either up or down on a dollar-for-dollar basis up to $500,000 if the net working capital of Nexus as of September 20, 2004 is different than $7,331,000.

2. An earn-out provision calculated at 5% of the net sales of Nexus in excess of $20,000,000 for each of the succeeding six years from the date of acquisition limited to total payments of $1,000,000.

The $6,200,000 credit facility with Comerica obtained by Nexus is collateralized by all of its assets. The credit facility includes a $1,200,000 term loan and a $5,000,000 revolver. Nexus borrowed a total of $4,319,049 from the credit facility. $1,200,000 was received from the term loan and $3,119,049 was advanced from the revolver. The Company used $4,000,000 borrowed under the credit facility to pay part of the purchase price and the remaining $319,049 was used to pay transaction costs and repay an existing capital lease obligation of Nexus. The term loan is payable in monthly principal payments of $20,000 commencing November 1, 2004 and continuing through November 1, 2009. Interest at prime plus 1.5% is payable monthly commencing on October 1, 2004 (an effective rate of 7.75% at June 30, 2005). The revolver matures on July 1, 2005 and borrowings bear interest at prime plus 1%, or alternatively at LIBOR plus 3.75% (an effective rate of 7.25% at June 30, 2005). Borrowings under the revolver are limited to credit available based on eligible accounts receivable and inventory as defined in the credit facility.

As of June 30, 2005, Nexus did not meet certain covenants under its credit facility agreement and, accordingly, it was in default. The Company was in violation of the following four covenants:

(1) Minimum working capital ratio; (2) minimum debt service ratio (“EBITDA” which is earnings before interest, taxes, depreciation and amortization, as defined divided by interest and principal payment requirements), (3) leverage ratio (liabilities to tangible net worth (net worth including subordinated debt but excluding intangible assets); and, (4) minimum tangible net worth.

EBITDA was lower than anticipated when the covenant was written due to recent operating losses, higher than anticipated commercial and employee health insurance costs, and costs and expenses related to the requirements and the filing of this registration statement, including costs of auditing the prior year financial statements of Nexus which are included in this registration statement.

Violations of the other three covenants mentioned above resulted primarily from the impact of a significant amount of raw material inventory obsolescence and other significant costs. When the Company and Nexus negotiated the bank credit facility for Nexus prior to the acquisition, Nexus had been a division of the seller that had never prepared financial statements that had been audited and, accordingly, the terms of the covenants were based in part on the value of the Nexus inventory determined from unaudited information provided by the seller. After the acquisition, Sagamore determined that Nexus had purchased customized component parts included in raw material inventory that were based on customer orders that were cancelled. These materials could not be returned to suppliers, nor used in connection with orders from other customers. Management analyzed the aged balances of the Nexus raw material inventory primarily on an item-by-item basis at the end of each period, determined that items that had not been used to produce a finished product within a reasonable period of time would have no alternative use or scrap value and wrote those items off in each period. Management also recorded charges at the end of each period for estimates of items in inventory that had not reached the aging threshold but were likely to the aging threshold in the subsequent period. This aggregate reduction in the inventory balance was the primary cause of the default by Nexus with respect to its loan covenants at June 30, 2005.

As a result of the covenant violations as of June 30, 2005, the outstanding balance under the credit facility is in default and the balance of the term loan totaling $1,020,000 at June 30, 2005, included in the credit facility, has been classified in current liabilities in the consolidated balance sheet. During the period while the Company is in default under its credit agreement, the lender may force immediate repayment of amounts due ($3,799,423 at June 30, 2005), and invoke penalty interest (up to three percentage points or approximately $114,000 annually) at the lender’s discretion. Since the Company has not been notified that it will be charged penalty interest, it has not accrued any as of June 30, 2005. On July 15, 2005, the Company entered into a forbearance agreement with Comerica Bank to extend the maturity date of the revolver under the credit facility (which had a balance of $2,779,423 as of June 30, 2005) from July 1, 2005 to August 1, 2005.

The Company also has a promissory note with an outstanding balance of $2,750,000 at June 30, 2005 that it issued to Jaco as partial consideration for Nexus. The Company has not paid interest since February, 2005 and has incurred a change in control in November, 2005, as defined in the promissory note, both events of which constitute events of default. The note holder has not given notice that it will immediately accelerate the maturity, and declare the note immediately due and payable, although it has the right to do so. As a result of these events of default, the note has been classified as a current obligation. Defaults under other loan agreements, on loan amounts exceeding $5,000,000, could also result in an event of default under this promissory note agreement.

Cash Flows of the Company - Period from September 15, 2004 (Date of Capitalization) through Fiscal 2005

The operating activities of the Company provided $891,628 in net cash largely from reductions in inventories, accounts receivable, increases in accounts payable and accrued expenses, and non-cash charges relating to stock issuances and impairment losses, partially offset by the net loss of the business.

The Company’s investing activities utilized cash of $5,442,540 primarily related to the acquisition of Nexus.

The Company’s financing activities generated net cash of $4,710,375 primarily related to the proceeds received from sale of the Series A preferred stock, partially offset by reductions in obligations under the credit facility.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R) (revised 2004), “Share-Based Payment”, which amends FASB Statement No. 123 and will be effective for the first quarter of our fiscal year ending June 30, 2007. The new standard will require us to expense all employee stock options and other share-based payments over the service periods. The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. We are currently evaluating how we will adopt the standard and evaluating the effect that the adoption of SFAS No. 123(R) will have on our financial position and results of operations, although it is likely that we will have to recognize additional compensation expense in periods subsequent to adoption.

In November 2004, the FASB issued SFAS No.151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. The Company recognized these accounting guidelines as it priced its inventory during Fiscal 2005, and thus has already adopted SFAS No. 151.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29.” The guidance in APB Opinion No. 29, “Accounting for Non-monetary Transactions,” is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on our financial position and results of operations.

In May, 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This Statement replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The adoption of SFAS No. 154 is not expected to have a material impact on our financial position and results of operations.

Certain Business Risks

The Company is subject to various risks that may materially harm its business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase the Company’s common stock. These are not the only risks and uncertainties that the Company faces. If any of these risks or uncertainties actually occurs, the Company’s business, financial condition or operating results could be materially harmed. In that case, the trading price of the Company’s common stock could decline and you could lose all or part of your investment.

Risks Related To Our Business

Our Independent Registered Public Accounting Firm Has Stated That There Is Substantial Doubt About Our Ability To Continue As A Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company incurred a net loss of $7,556,949 in Fiscal 2005 and had a net working capital deficiency of $3,578,734 at June 30, 2005. It also did not meet certain covenants under its credit facility with Comerica and promissory note with Jaco and, accordingly, the outstanding balance of $3,779,423 under the credit facility ($2,759,423 under the revolver and $1,020,000 under the term loan) and the outstanding balance of $2,750,000 under the note agreement were in default as of June 30, 2005 and classified in current liabilities in the consolidated balance sheet.

The Company entered into a forbearance agreement with Comerica on July 15, 2005, effective July 1, 2005 through August 1, 2005, which essentially provides for an extension of the revolver under the credit facility which expired July 1, 2005, and also provided that Comerica would not exercise its right to call for acceleration of all amounts due under the term loan and revolver under the credit facility, if the Company met certain conditions. Effective August 1, 2005, the Company and Comerica agreed to extend the maturity date of the revolver under the credit facility to September 1, 2005. However, the maturity date has not been further extended and the loan balances remain in default. The Company and Comerica have been negotiating an extension of the forbearance agreement from September 1, 2005 through June 30, 2006. If an extension is agreed upon, management of the Company intends to attempt to negotiate an amendment to the credit facility in order to further extend the facility under terms with which the Company can comply with going forward. However, there can be no assurance that the Company will get an extension of the forbearance agreement and/or amendments to the credit facility.

Comerica may force immediate repayment of amounts due under the credit facility and invoke penalty interest (up to three percentage points or approximately $114,000 annually) at the lender’s discretion. Since the Company had not been notified that it would be charged penalty interest, it was not required to accrue any as of June 30, 2005.

Unless the Company can negotiate an extension of the forbearance agreement and/or amendments to the credit facility as discussed above, and it can resolve its default under the promissory note with Jaco, and management cannot assure that the Company will be able to obtain such an extension, amendment or resolution, the Company’s operating results and cash flows will not be adequate to enable it to pay the balance due at or subsequent to June 30, 2005 unless it can obtain an alternate credit facility and/or additional financing. Such matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amount and classification of liabilities that might result from the outcome of this uncertainty.

There can be no assurances that the Company will be able to extend the forbearance agreement under the credit facility, amend the credit facility, obtain a waiver from Jaco of the promissory note, or obtain any additional funds under the SPA, and the costs of a forbearance agreement, a new credit facility or obtaining any other capital may be higher than its current costs.

On November 10, 2005 Sagamore Holdings entered into a Securities Purchase Agreement (the “SPA”) with CSI Business Finance, Inc. (“CSI Finance”), a new investor, which provides for the sale of up to $1,250,000 of Secured Convertible Debentures that will be convertible into common shares of Sagamore Holdings. The SPA will expire on October 31, 2006. In addition to the SPA, Sagamore Holdings and CSI Finance entered into ancillary agreements covering CSI’s registration rights for the underlying common stock, and security for any amount loaned. All assets of Sagamore Holdings will be pledged under this agreement. At the date of the agreement, and at January 22, 2006, the only assets owned by Sagamore Holdings were its shares of Nexus, its wholly owned operating subsidiary and, accordingly, the assets of Nexus will comprise the primary source for any amount loaned.

On March 10, 2006, CSI Finance assigned its interest in the Secured Convertible Debentures to the Series A preferred stockholder. As of March 10, 2006, CSI Finance had acquired $743,285 of such debentures pursuant to the SPA.

The following are the principal terms of the Secured Convertible Debentures:

•	They mature on October 31, 2006.

•	Interest is payable monthly at 12% annual rate.

•	Monthly principal payments begin on the earlier of (a) one month from the date of the registration of the underlying common shares is declared effective, or (b) five months from the date of sale.

•	Monthly payments are equal to the outstanding balance divided by the remaining number of months to the maturity date.

•	They are convertible into common shares at the option of CSI Finance at a conversion rate of $ 0.025 per share.

•
They are redeemable at the option of Sagamore Holdings at face value plus a 20% premium above the market value of the underlying shares common stock if the market value is greater than the conversion price.

•	The Company must seek the consent of the holder if it wishes to sell any additional shares of capital stock or grant any additional security interests in its assets.

Subsequent to the commencement of the SPA, the ancillary agreements and the sale of the Secured Convertible Debentures discussed above, the Company has not complied with several provisions of these agreements and was thus in default as of April 11, 2006. The Company has not paid interest, it has not timely filed the registration statement for the underlying securities, it is not current in its filing of its tax returns and it remains in default under the terms of its bank credit facility. Accordingly, CSI Finance could force the immediate repayment of the Secured Convertible Debentures.

On November 11, 2005, another new investor, Corporate Strategies Inc. (“Corporate Strategies”), an affiliate of the first new investor, entered into a stock purchase agreement pursuant to which it purchased 70,600,000 shares of Sagamore Holdings’ common stock from previous holders. Such shares represented approximately 70% of the total outstanding shares of common stock as of the date of said agreement, which resulted in a change in control of Sagamore Holdings and an event of default as defined in the loan agreement with Comerica. Mr. Timothy J. Connolly is the Chief Executive Officer of CSI Finance and Corporate Strategies. As of January 22, 2006, Sagamore Holdings had sold $655,263 of Secured Convertible Debentures to the new investor. However, as of that date, the Company was in default under the terms of the Secured Convertible Debentures and the Company may not be able to obtain any additional funding under the SPA. The Company has no other agreements in place other than the SPA providing for additional debt or equity financing for the Company.

Notwithstanding the effective registration statement and agreement to sell the debentures, there can be no assurances that the Company will be able to raise any additional capital in the private or public equity markets, or under the Securities Purchase Agreement. If the Company is unable to amend and renew the credit facility, obtain a waiver under the promissory note with Jaco, or if it cannot complete all of its obligations to fully realize the potential funds available under the Securities Purchase Agreement, the Company plans on attempting to replace its credit facility with a loan from a different lender, and attempt to raise other capital. There are no assurances that it will be able to do so, and if it does, the cost of such new credit facility or other capital may be higher than its current costs. If the Company cannot accomplish the above mentioned amendment and renewal or replacement of a credit facility, a waiver on the promissory note, and completion of its closing obligations under the Securities Purchase Agreement, it would have to examine other strategic alternatives, including raising capital in the public or private debt and equity markets, or a possible sale or liquidation of its business.

Our Company Faces Inventory Obsolescence and Slow Moving Inventory, Which May Have A Material Adverse Affect On Our Business

The Company purchases raw materials specified in the material requirements to manufacture products that customers order. If a customer cancels an order, and materials cannot be returned to suppliers, nor used on other products, the inventory may need to be adjusted downward in the financial statements or written off. Prior to its acquisition by the Company, Nexus had never prepared financial statements that had been audited. As a result of the preparation of the financial statements of Nexus and the related audits for the period from July 1, 2004 through October 3, 2004 and the years ended June 30, 2004 and 2003, which were done in connection with and at the time of the Company's acquisition and the filing of its initial registration statement, Sagamore determined that Nexus purchased customized component parts that were included in raw material inventory that arose from customer orders that were subsequently replaced or cancelled prior to July 1, 2002. These materials could not be returned to suppliers, nor used in connection with orders from other customers. As a result, Nexus effectively recorded obsolescence charges of approximately $2,000,000 prior to July 1, 2002.

The Company has adopted procedures currently to periodically perform an in depth review of its inventory to determine if adjustments are required to its carrying value for accounting purposes. The Company recorded an obsolescence and slow moving inventory reserve of $913,777 in Fiscal 2005 as the result of reduction of sales, cancelled purchase orders and technical obsolescence.

We Have A Limited Operating History Upon Which You Can Evaluate Our Business

Sagamore Holdings was formed on August 30, 2004 to acquire substantially all of the assets of Nexus. The only activities of Sagamore Holdings during the period from September 15, 2004 (date of capitalization) to October 3, 2004 consisted of arranging the financing for and acquiring Nexus. In addition, management of Sagamore Holdings has no history of operating an electronic contract manufacturing business. Although the Company has entered into employment agreements with three executives, one of whom was responsible for managing the operations of Nexus prior to its acquisition and is still employed by Nexus, we cannot assure that we will be able to successfully manage the acquired business.

Our Credit Facility Contains Covenants That Restrict Our Operations And May Inhibit Our Ability To Grow Our Business And Increase Revenues

Our credit facility contains restrictions and covenants that, among other things, require us to satisfy financial, asset quality and loan performance tests. If we fail to satisfy any of these covenants, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their interests against collateral pledged under these agreements and restrict our ability to make additional borrowings. These agreements also contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default.

The covenants and restrictions in our credit facility may restrict our ability to, among other things: finance loans, which do not have specified attributes; reduce our liquidity below minimum levels; and hold loans for longer than established time periods.

These restrictions may interfere with our ability to enter into other financing arrangements or to engage in other business activities, which may harm our business.

Our Business May Suffer If The Networking And Telecommunications Markets Of The Electronics Industry Fail To Grow And Evolve.

Our customer base has historically been concentrated in a limited number of markets within the electronics industry. Several customers have recently indicated the possibility of an economic downturn in their industries, including the networking and telecommunications market. Developments adverse to these industry segments could materially and negatively impact us. These industry segments, and the electronics industry as a whole, experience:

•	interest competition;

•	rapid technological changes resulting in short product life-cycles and consequent product obsolescence;

•	significant fluctuations in product demand;

•	economic cycles, including recessionary periods; and consolidation.

If these events occur, our business may be negatively impacted.

The Company May Have To Pay $500,000 As A Working Capital Adjustment Pursuant to The Asset Purchase Agreement With The Former Parent of Nexus, Which Could Have A Material Adverse Effect On Our Business and Operations.

The Asset Purchase Agreement entered into on September 20, 2004, whereby the Company purchased substantially all of the assets of Nexus, contains a Net Working Capital Adjustment (defined as a dollar-for-dollar adjustment to the purchase price, up to a maximum of $500,000, to the extent the net working capital as of the closing date, as determined by a post-closing review, is different from $7,331,000 by more than $200,000). On November 19, 2004, the Company received a Net Working Capital Statement from Jaco Electronics, Inc., the former parent of Nexus, whereby Jaco stated that it had a claim in the amount of $500,000 as an adjustment to the purchase price, pursuant to the Asset Purchase Agreement. Subsequently, Nexus provided Jaco with its Net Working Capital Statement, which revealed that Nexus had a claim against Jaco in the amount of $500,000 as an adjustment to the purchase price. The Asset Purchase Agreement contains an arbitration provision, whereby all disputes related to the Net Working Capital Adjustment must be arbitrated. The parties are currently attempting to settle this issue. However, it is likely that arbitration before an agreeable accounting firm will occur. There is a chance that the Company may be unsuccessful. If the Company is unsuccessful on the merits, this would have a material adverse effect on our working capital.

We Are Dependent On Our Suppliers. If One Or More Of Our Largest Suppliers Chooses Not To Sell Products To Us, Our Operating Results Could Suffer

We rely on our suppliers for products, which generate a significant portion of our sales. Substantially all of our inventory has and will be purchased from suppliers with which we have entered into non-exclusive distributor agreements, which are typically cancelable on short notice. Our future success will depend in large part on maintaining relationships with existing suppliers and developing relationships with new ones. One of our suppliers is Jaco, with whom we have entered into a supply agreement, which they may terminate at any time. The customer/supplier relationship with Jaco has not been affected to this point by the dispute over the net working capital adjustment. Prior to the acquisition on October 3, 2004, Nexus was a wholly-owned subsidiary of Jaco. Jaco's percentage of total material purchases for Nexus, which Nexus was a subsidiary of Jaco prior to the acquisition, for Fiscal Year 2003 and 2004 were 4.7% and 5.8%, respectively. For Fiscal 2005, Jaco’s purchases of materials for Nexus were 6.6%. Although the components we purchase from Jaco are typically available from other distributors, the termination of the relationship may create the possibility of a harmful effect on operations for a particular fiscal period due to revenue shortfalls from incomplete or late shipments.

We Do Not Have Long-Term Contracts With Our Customers And, As A Result, Our Customers May Be Able To Cancel, Reduce Or Delay Their Orders Without Penalty Which Would Adversely Affect Our Revenue

We typically do not obtain long-term purchase orders or commitments but instead work with our customers to develop nonbinding forecasts of the future volume of orders. A variety of conditions, both specific to each individual customer and generally affecting each customer's industry, may cause our customers to cancel, reduce or delay orders that were either previously made or anticipated. Generally, our customers may cancel, reduce or delay purchase orders and commitments without penalty. Significant or numerous cancellations, reductions or delays in orders by customers, or any inability by customers to pay for our products could have a material adverse effect on our operating results. For example, in the fiscal year ended June 30, 2002, when Nexus was a subsidiary of Jaco, the business experienced a 58% reduction in revenue when several key customers cancelled, reduced and delayed orders due to the economic downturn during that period. When Nexus was a subsidiary of Jaco, sales decreased from $7.0 million in the first quarter of 2002 to $4.2 million in the second quarter of 2002 to $2.9 million in the third quarter of 2002. The Company did not substantially recover from this situation until the Fiscal 2004 period.

The Products We Manufacture May Have To Conform To RoHS (Restriction For Use Of Hazardous Substances) By July of 2006, Which Could Result In Inventory Obsolescence And Capital Equipment Investment

We manufacture products that our customers may ship to Europe or Asia. The movement to lead-free (Pb) products is driven by environmental concern legislation in Europe and Asia. Key European legislation drivers include EC requirements for lead elimination, RoHS. These requirements may render some of our inventory obsolete, as well as potentially increase the pricing for raw materials significantly, which will have an impact on sales and gross profit margin. Also, the change in soldering technologies may require new soldering equipment and processes. The acquisition and implementation of new equipment and processes may require significant expense or capital investment. Additionally, some electronic components may not be available as lead-free in time for conformance to the new regulations. These regulations could have a negative impact on sales and gross profit margins, unless our suppliers and customers, as well as the Company are able to conform. At this time, we do not know the percentage of products that our customers purchase from us which are shipped to Europe or Asia, so we cannot precisely estimate the effect of this situation on future revenue, inventory obsolescence or capital equipment investment requirements.

We May Be Subject To Financial Risks Associated With New Customers, Which Could Result in the Non-Payment

If we broaden our customer base, the Company will enter into relationships with new customers, who will not have a proven credit history with us. Therefore, there is potential for procuring inventory and shipment of product for which there is risk of non-payment. Collection problems with new customers would affect our revenue and profitability.

We Are Dependent On Foreign Manufacturers And Subject To Trade Regulations Which Expose Us To Political And Economic Risk

Foreign manufacturers manufacture a significant number of components sold by us. As a result, our ability to sell certain products at competitive prices, could be adversely affected by the following:

•	increase in tariffs or duties;

•	changes in trade treaties;

•	currency fluctuations;

•	strikes or delays in air or sea transportation; and

•	future United States legislation with respect to pricing and/or import quotas on products imported from foreign countries.

Our ability to be competitive with respect to sales of imported components could also be affected by other governmental actions and policy changes relating to, among other things, anti-dumping and other international antitrust legislation and adverse currency fluctuations which could have the effect of making components manufactured abroad more expensive. Because we purchase products from United States subsidiaries or affiliates of foreign manufacturers, our purchases are paid for in U.S. dollars, which usually reduces or eliminates the potential adverse effects of currency fluctuations. However, such factors could materially adversely affect our business in the future.

Our Industry Is Subject To Supply Shortages. Any Delay Or Inability To Obtain Components May Have An Adverse Effect On Our Operating Results

For the most part, electronic components are readily available; but on occasion there are market conditions, which cause availability of components to extend beyond normal lead times. During these times, there have been shortages of components, such as semi-conductor devices, capacitors and resistors that have been subject to limited allocation by some of our suppliers. Component shortages could have an adverse effect on business due to the potential for an increase in our cost of goods from premium charges we may pay to purchase components in short supply. There is also the possibility of a harmful effect on operations for a particular fiscal period due to revenue shortfalls from incomplete or late shipments. Although component shortages have not impacted on our business to date, the possibility exists that this situation could also damage customer relationships if shortages were to extend to a longer-term period.

The Prices Of Our Components Are Subject To Volatility And Therefore Our Profit Margins May Be Negatively Impacted Or Difficult to Predict

We sell a significant amount of products that have historically experienced volatile pricing. If market pricing for these products decreases significantly, we may experience periods when our investment in inventory exceeds the market price of such products. These market conditions could have a negative impact on sales and gross profit margins unless and until our suppliers reduce the cost of these products. It also may cause us difficulty in accurately predicting our gross profit margins.

We Are Dependent On Key Customers And The Loss Of Any Of These Customers Could Have A Material Adverse Affect On Our Business

Currently, we have three key customers, GSI Lumonics, Frequency Electronics, and S-TEC. Sales to these three customers accounted for 70% of our sales. We do not have long-term purchase orders or commitments with this customer. This exposes us to various risks. If this customer were to discontinue doing business with us, we would have difficulties in replacing the revenues produced by this customer and our operations would be negatively affected. Another risk is that our business reputation would be negatively affected if this customer were to discontinue our business relationship. In the event that we experience difficulties with this customer, we could be forced to curtail or cease our business operations.

Our Industry Is Highly Competitive And Competition Could Harm Our Ability To Sell Our Products And Services And Thereby Reduce Our Market Share

The electronics contract manufacturing industry is highly fragmented and is characterized by relatively high levels of volatility, competition and pricing and margin pressure. Many large contract manufacturers operate high-volume facilities and primarily focus on high-volume product runs. In contrast, we focus on low-to-medium volume and service-intensive products. We compete against numerous domestic and offshore manufacturers, as well as the in-house manufacturing capabilities of our existing and potential customers.

Many of such competitors have greater name recognition and financial and other resources than we do. In addition, regional competitiveness is an issue that Nexus faces, as Nexus finds it difficult to compete in the western region of the United States. Further, competition is highly concentrated in the northeast region of the United States, with more than 250 contract manufacturers located in the same area as Nexus. We may not be able to continue to compete successfully with existing or new competitors and failure to do so could have a material adverse effect on our operating results.

We May Not Be Able To Maintain Our Technological And Manufacturing Process Expertise, Which Would Harm Our Business

The markets for our manufacturing services are characterized by rapidly changing technology and evolving process development. The continued success of our business will depend upon our ability to:

•	maintain and enhance our technological capabilities;

•	develop and market manufacturing services which meet changing customer needs; and

•	successfully anticipate or respond to technological changes in manufacturing processes on a cost-effective and timely basis.

We cannot be certain that we will develop capabilities required by our customers in the future. Also, the emergence of new technologies, industry standards or customer requirements may render our equipment, inventory or processes obsolete or noncompetitive. In addition, we may have to acquire new assembly and testing technologies and equipment to remain competitive. The acquisition and implementation of new technologies and equipment may require significant expense or capital investment. Our failure to anticipate and adapt to our customers' changing technological needs and requirements would have an adverse effect on our business.

Products We Manufacture May Contain Design Or Manufacturing Defects Which Could Result In Reduced Demand For Our Services And Liability Claims Against Us

We manufacture products to our customers' specifications, which are highly complex and may at times contain design or manufacturing errors or failures. Design defects have not materially affected our financial condition or operations in the past, however, design defects have been discovered in products we manufactured and, despite our quality control and quality assurance efforts, defects may occur in the future. Defects in the products we manufacture, whether caused by a design, manufacturing or component failure or error, may result in delayed shipments to customers or reduced or cancelled customer orders. If these defects occur in large quantities or too frequently, our business reputation may also be impaired. In addition, these defects may result in liability claims against us.

We Depend On The Continued Services Of Our Executive Officers And The Loss Of Key Personnel Could Affect Our Ability To Successfully Grow Our Business.

We are highly dependent upon the services of Daniel Shea, the President of Nexus and Chief Executive Officer of Sagamore Holdings. The permanent loss for any reason of Daniel Shea or one or more of our other key executives, could have a material adverse effect upon our operating results. Mr. Shea has entered into an employment agreement with Nexus. We may not be able to locate suitable replacements for our executives if their services were lost. We do not maintain key man life insurance on any of these individuals. Our future success will also depend, in part, upon our continuing ability to attract and retain highly qualified personnel.

We Depend On Third-Party Financing Sources, Which If Unavailable To Us In The Future Could Harm Our Business

Any failure to renew or obtain adequate funding under a line of credit or other financing arrangements, or any reduction in the size of, or increase in the cost of, these types of facilities, could harm our business.

During volatile times in the capital markets, our access to and other financing may be severely limited. If we are unable to maintain adequate financing and other sources of capital are not available, we would be forced to suspend or curtail our operations, which would harm our business.

Our Stockholders May Experience Significant Dilution If Future Equity Offerings Are Used To Fund Operations Or Acquire Businesses

If working capital or future acquisitions are financed through the issuance of equity securities, Sagamore Holdings stockholders could experience significant dilution. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of the Sagamore Holdings common stock.

Risks Related To Our Capital Structure

If A Public Market Develops For Our Common Stock, The Series A Convertible Preferred Stock May Be Convertible Into A Significantly Higher Number Of Shares Of Common Stock Than 6,000,000, Causing Additional Dilution To Existing Shareholders

Based on the conversion feature contained in the Series A Convertible Preferred Stock, if a public market develops for the Company's common stock, the market price may be at a price lower than $1.00. Therefore, the Series A Convertible Preferred Stock may convert into significantly more than 6,000,000 shares of common stock. If the conversion price of Sagamore Holdings' common stock is $1.00, the Series A Convertible Preferred Stock will collectively convert into 6,000,000 shares of common stock, which will have a significant dilutive impact on your holdings.

Currently No Public Market Exists For Our Common Stock, Which Causes Our Shares To Be Illiquid Until A Public Market Is Established

There is currently no public market for our common stock and a public market for our common stock may not develop. Without a public market, shareholders may have difficulty selling their shares of common stock. If a public market does develop for our common stock, shareholders may still have difficulty selling their shares. The Company may be unsuccessful in obtaining an approval for trading on the Over-the-Counter Bulletin Board. In addition, even if the Company's common stock is approved for trading on the Over-the-Counter Bulletin Board, the Over-the-Counter Bulletin Board is characterized by low trading volume, thus this may provide a limited liquidity into the market for our shares. As a result of the foregoing, our shareholders may be unable to liquidate their shares. If A Public Market Develops For Our Common Stock, Our Common Stock Will Likely Be Deemed To Be "Penny Stock," Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements.

If a public market develops for our common stock, our common stock may be deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stocks:

•	With a price of less than $5.00 per share;

•	That are not traded on a "recognized" national exchange;

•	Whose prices are not quoted on the Nasdaq automated quotation system;

•	Nasdaq stocks that trade below $5.00 per share are deemed a "penny stock" for purposes of Section 15(b)(6) of the Exchange Act;

•
In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. If these requirements are applicable, they may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

ITEM 7. FINANCIAL STATEMENTS

Our consolidated financial statements appear beginning at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 8A. CONTROLS AND PROCEDURES

A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. As of June 30, 2005, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer (who is also the Chief Financial Officer) of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures were not effective, as of the date of his evaluation, for the purposes of recording, processing, summarizing and timely reporting of material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

B) CHANGES IN INTERNAL CONTROLS. There were no changes in internal controls over financial reporting that occurred during the three months ended June 30, 2005 that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

MATERIAL WEAKNESSES IN DISCLOSURE CONTROLS AND PROCEDURES OR INTERNAL CONTROLS

Management’s Report on Internal Controls over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934. Internal control over financial reporting is designed to provide reasonable assurance to the Company’s Management and Board of Directors regarding the preparation of reliable financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Due to its inherent limitations, internal control over financial reporting, no matter how well designed, may not prevent or detect misstatements. Furthermore, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changing conditions or deterioration in compliance with the policies or procedures.

Material Weaknesses Identified

During our preparation of our Form 10-KSB financial statements for the period from September 15, 2004 ( date of capitalization) through June 30, 2005, we identified certain material weaknesses. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 2, a material weakness is a significant control deficiency or a combination of significant control deficiencies that result in there being more than a remote likelihood that a material misstatement in the annual or interim financial statements will not be prevented or detected. These deficiencies and issues include:

•
Accounting and Finance Personnel Weaknesses - The Company had insufficient resources to perform the accounting and financial reporting functions and such resources lacked the appropriate level of accounting knowledge, experience and training in the application of accounting principles generally accepted in the United States of America.

•
Financial reporting process including footnote disclosure requirements - Our independent registered public accounting firm identified that our Form 10-KSB, was missing some of the disclosures required under generally accepted accounting principles. These deficiencies impacted the timeliness and accuracy of financial reporting. Management prior to the issuance of the Form 10-KSB corrected the effects of these deficiencies. Our disclosure control over financial reporting did not detect these matters and therefore was not effective at detecting these disclosure deficiencies in the financial statements.

•
Purchase Accounting - The Company did not have sufficient personnel with adequate knowledge regarding accounting for the acquisition, the purchase price valuation used to acquired intangible assets and the technical accounting and reporting issues related to purchase accounting matters.

•
Goodwill and Other Identifiable Intangible Assets. The Company did not have sufficient personnel with adequate knowledge regarding its assessment of the impairment of goodwill and other identifiable intangible assets.

•
Income Taxes - The Company did not have sufficient personnel with adequate knowledge regarding income taxes specifically the difference between the income tax basis and financial reporting basis of assets and liabilities.

The material weaknesses noted above in financial reporting process and closing process resulted in deficiencies in the processes and procedures within our accounting and financial reporting function contributed to delays in the completion and filing of our June 30, 2005 Form 10-KSB.

The effects of the aforementioned weaknesses related to the closing and preparation of the financial statements were corrected by management prior to the issuance of the Form 10-KSB.

Remediation Plan regarding the Material Weaknesses

Management is actively engaged in remediation efforts to address the material weaknesses identified in the Company’s internal control over financial reporting as of June 30, 2005. These on-going remediation efforts, outlined below, are specifically designed to address the material weaknesses identified by Management and to improve and strengthen the Company’s overall control environment.

The Company has transformed from a small division in a larger public company to a stand-alone public company. It did not have sufficient internal resources to perform the accounting and financial reporting functions, nor did it have the expertise in the application of generally accepted accounting principles that are necessary as a public company. As a result of these deficiencies, the Company’s internally prepared financial statements were missing some of the disclosures required under generally accepted accounting principles. These deficiencies impacted the timeliness and accuracy of financial reporting. The effects of these deficiencies were corrected by management prior to the issuance of the June 30, 2005 Form 10-KSB, but this contributed to delays in the completion and filing of this Form 10- KSB.

The Company did obtain third party contract services periodically to supplement its internal resources, but even with continuing improvement, it is necessary to either obtain appropriate internal resources, or contract supplemental services on a regular ongoing basis.

The Company continues its efforts to remediate control weaknesses and further improve and strengthen its internal control over financial reporting under the direction of the Chief Executive Officer, who is also the Chief Financial Officer.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors And Executive Officers

Our directors, executive officers and key employees as of January 16, 2006 are as follows:

Name:	Age:	Position:

Daniel Shea	51	Chief Executive Officer, Acting Chief Financial Officer, Director and President of Nexus Custom Electronics Corp.

Daniel Shea, Chief Executive Officer, Acting Chief Financial Officer, Director and President of Nexus Custom Electronics Corp.

Mr. Shea has been Nexus' President since its inception in 2004. Mr. Shea is a graduate of the University of Hartford with a B.S. in Engineering. Mr. Shea served as President of Nexus Custom Electronics, Inc., since January 2003, prior to its acquisitions and was employed by Nexus Custom Electronics, Inc. for 17 years prior to becoming its President. Mr. Shea has been the Acting Chief Financial Officer of Sagamore Holdings since January 2005. Mr. Shea served as Nexus Custom Electronics' Operations Manager from July 1995 to January 2003. Mr. Shea served as Engineering Manager of Nexus Custom Electronics from November 1989 to July 1995. Prior to joining Nexus, Mr. Shea held various engineering positions in the field of Electronics.

There are no family relationships among directors, executive officers or persons nominated to become directors of executive officers.

Term Of Office

All of our directors hold office until the next annual meeting of shareholders and until their successors have been elected and qualified. Our officers are elected by the board of directors at the first board of directors' meeting after each annual meeting of shareholders and hold office until their death, until they resign or until they have been removed from office.

Director Compensation

Directors received no type of compensation from our Company for serving as such. No arrangements are presently in place regarding compensation to directors for their services as directors or for committee participation or special assignments.

Committees

The entire Board of Directors of Sagamore Holdings administers our 2004 Stock Incentive Plan. Sagamore Holdings' Board of Directors serves as the audit committee. The Board of Directors does not have a "financial expert" due to the lack of capital needed to attract a qualified expert.

Code Of Ethics

On February 3, 2005, the Board of Directors adopted a written Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table. The following summary compensation table shows certain compensation information for services rendered in all capacities for the fiscal year 2005. Other than as set forth herein, no executive officer's cash salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the value of restricted shares issued in lieu of cash compensation and certain other compensation, if any, whether paid or deferred:

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
Name	Principal Position	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) (#)	LTIP Payouts ($)	All Other Compensation ($)

Daniel Shea	Chief Executive Officer, Acting Chief Financial Officer, Director and President of Nexus	$137,500*	$ --	$ --	--	$2,500,000	$ --
Joseph W. Donohue, Jr.(1)	Former Chairman of the Board of Sagamore Holdings	$150,000*	$ --	$ --	$ --	$ --	$ --
Robert P. Farrell(2)	Former Chief Executive Officer and Director of Sagamore Holdings	$150,000*	$ --	$ --	$0(3)	$ --	$ --

(*)  Represents yearly salary.

(1)	Mr. Donohue resigned from all positions he held with Sagamore effective November 10, 2005.

(2)	Mr. Farrell resigned from all positions he held with Sagamore effective November 10, 2005.

(3)
Each of Messrs Donohue and Farrell received 44,125,000 shares of common stock and 5,000,000 shares of Series B Convertible Preferred Stock. The shares had a nil value at issuance based on the liquidation preference of the Series A Convertible Preferred Stock.

In order to attract and retain certain key employees, the Company is considering adopting a retirement plan, which will supplement the current 401(k) plan for three to five senior executives. At this time, it is not certain what the final design will be, but the cost and expense once implemented, could be material to the financial statements.

Employment Agreement

Effective September 20, 2004, Nexus and Daniel Shea entered into a three year employment agreement. This agreement will be automatically extended for one-year periods unless terminated by Nexus with 90 days prior written notice before the end of the initial three-year term or any subsequent one-year term.

Mr. Shea's annual base salary is $137,500. Mr. Shea shall receive an annual monetary bonus, if any, as determined in the sole discretion of the Board of Directors. In addition, effective September 17, 2004 and of June 30, 2005, Sagamore Holdings and Mr. Shea entered into a Stock Option Agreement, whereby Mr. Shea was granted an option to purchase 5,000,000 shares of common stock of Sagamore Holdings at a price of $0.001 per share for a period of five years. Under his employment agreement, Daniel Shea is to be issued options equal to 2.5% of the outstanding common stock for each of the next two years.

In connection with the acquisition of Nexus Custom Electronics, Inc., Nexus and Joseph W. Donohue, Jr. entered into a three year employment agreement. This agreement will be automatically extended for one-year periods unless terminated by Sagamore Holdings with 90 days prior written notice before the end of the initial three-year term or any subsequent one-year term. Mr. Donohue's annual base salary is $150,000, which shall accrue and be payable in the event Sagamore Holdings has sufficient working capital. Mr. Donohue shall receive an annual monetary bonus, if any, as determined in the sole discretion of the Board of Directors. In connection with the November 11, 2005 Corporate Strategies stock purchase agreement, the employment agreement was terminated.

In connection with the acquisition of Nexus Custom Electronics, Inc., Nexus and Robert P. Farrell entered into a three year employment agreement. This agreement will be automatically extended for one-year periods unless terminated by Sagamore Holdings with 90 days prior written notice before the end of the initial three-year term or any subsequent one-year term. Mr. Farrell's annual base salary is $150,000, which shall accrue and be payable in the event Sagamore Holdings has sufficient working capital. Mr. Farrell shall receive an annual monetary bonus, if any, as determined in the sole discretion of the Board of Directors. In connection with the November 11, 2005 Corporate Strategies stock purchase agreement, the employment agreement was terminated.

Options

On September 17, 2004, Sagamore Holdings adopted a Stock Incentive Plan.

The total number of shares initially authorized to be issued upon exercise of Options issued under the Plan is 15,000,000 shares of common stock of Sagamore Holdings. The President of Nexus, Daniel Shea, is currently the only optionholder. Daniel Shea has a five-year option to purchase up to 5,000,000 shares of common stock, at an option price of $0.001, which were granted in two grants of 2,500,000 each, assuming the options are not terminated in accordance with the provisions of the Stock Incentive Plan.

Under his employment agreement, Daniel Shea is to be issued options equal to 2.5% of the outstanding common stock for one more year.

Participants in the Plan shall be such key employees, consultants, and non-employee directors of Sagamore Holdings and its Subsidiaries. If the Committee grants Options to purchase common stock of Sagamore Holdings and the Plan Participants exercise their right to purchase, then the total percentage of common stock ownership of Sagamore Holdings represented by the previously issued and outstanding shares of common stock of Sagamore Holdings would be diluted and the market value of a share of common stock of Sagamore Holdings may fall. If the Participants exercise their right to sell those shares, the market value of a share of common stock of Sagamore Holdings may fall.

OPTION/SAR GRANTS TABLE
Name	No. of Securities Underlying Options/SAR’s Granted (2)	% Total Options Granted to Employees in year ended June 30, 2005 (%)	Exercise Price ($ per Share)	Expiration Date

Daniel Shea	2,500,000	100%	$0.001	9/17/2009
	2,500,000	100%	$0.001	6/30/2010
Chief Executive Officer, Acting Chief Financial Officer and President of Nexus

Securities Authorized For Issuance under Equity Compensation Plan

The following table sets forth the securities that have been authorized under equity compensation plans as of June 30, 2005.

	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise price of Outstanding Options, Warrants and Rights	Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity compensation plans approved by security holders	5,000,000	$0.001	5,000,000
Equity compensation plans not approved by security holders	0	$0	0
TOTAL	5,000,000	$0.001	5,000,000

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth information regarding the beneficial ownership of our shares of common stock on January 16, 2006 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. The business address of each of the following persons is 402 Prospect Street, Brandon, Vermont 05733, unless otherwise indicated. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person, except as indicated in related footnotes.

Name and Address of Beneficial Owner(1)	Title of Class	Number of Shares Owned	Percent Owned

Cornell Capital Partners, LP	Common	1,750,000	1.723%
101 Hudson Street - Suite 3700	Series A Convertible Preferred Stock	6,000,000 (2)	100%
Jersey City, New Jersey 07302

Yorkville Advisors Management, LLC	Common	2,500,000	2.46%
101 Hudson Street - Suite 3700
Jersey City, New Jersey 07302 (3)(4)

Mark Angelo	Common	4,250,000	4.19%
101 Hudson Street - Suite 3700	Series A Convertible Preferred Stock	6,000,000	100%
Jersey City, New Jersey 07302 (3)

Celerity Systems, Inc.	Common	7,500,000	7.386%
122 Perimeter Park Drive
Knoxville, Tennessee 37299

Corporate Strategies Inc. (7)	Common	70,600,000	69.53%
109 North Post Oak Lane, Suite 422
Houston, TX 77024

Robert Farrell (6)	Common	4,412,500	4.34%
Former Director and Officer

Joseph Donohue (6)	Common	4,412,500	4.34%
Former Director and Officer

Daniel Shea (5)	Common	5,010,000	4.7%

DIRECTORS AND OFFICERS AS A GROUP (1 person)		5,010,000	4.7%
____________________________________

(1)
Applicable percentage of ownership is based on 101,540,000 shares of common stock outstanding as of January 16, 2006, together with securities exercisable or convertible into shares of common stock within 60 days of January 16, 2006, for each stockholder. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of January 16, 2006 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Note that affiliated are subject to Rule 144 and Insider trading regulations - percentage computation is for form purposes only.

(2)
The conversion of the 6,000,000 shares of Series A Convertible Preferred Stock owned by Cornell Capital Partners, LP taking into consideration the 4.99% ownership limitation and the 1,750,000 shares of common stock already owned by Cornell Capital Partners, LP would equal 5,241,049.

(3)	This figure includes the shares of common stock held of record by Cornell Capital Partners, LP and Yorkville Advisors Management, LLC, the controlling owner of each being Mr. Angelo.

(4)
Yorkville Advisors Management, LLC is an entity under common control with Cornell Capital Partner and its shares may be aggregated with Cornell Capital Partners, LP's shares for purposes of determining beneficial ownership.

(5)	Includes 5,000,000 shares of common stock underlying options and 10,000 shares of common stock.

(6)
On November 10, 2005, the Company entered into a Mutual Release and Indemnification Agreements with Robert Farrell and Joseph Donohue, respectively. Mr. Donohue was the Chairman of the Board of Directors of the Company and Mr. Farrell was the Chief Executive Officer and a Director of the Company. Pursuant to the agreements, each of Messrs. Donohue and Farrell returned 4,412,500 shares of common stock of the Company.

(7)
On November 11, 2005, Corporate Strategies Inc. entered into a stock purchase agreement pursuant to which it purchased seventy million six hundred thousand (70,600,000) shares of the Company’s common stock from Robert Farrell and Joseph Donohue, respectively.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of our officers or directors, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us, except as stated below.

Messrs. Donohue and Farrell were former owners in Yorkville Advisors, LLC, the general partner of Cornell Capital Partners, LP. While Messers. Donohue and Farrell have no existing relationship with Cornell Capital Partners, LP, Messers. Donohue and Farrell have a residual interest with Cornell Capital Partners, LP in a pending lawsuit with an unrelated third party. The Company has entered into the following transactions with Cornell Capital Partners, LP, which were transactions based on terms comparable to terms that the Company could obtain from independent third parties.

On September 15, 2004, Sagamore Holdings entered into an Investment Agreement with Cornell Capital Partners, LP. Pursuant to the Investment Agreement, Cornell Capital Partners, LP received 6,000,000 shares of Series A Convertible Preferred Stock of the Company in exchange for gross proceeds of $6,000,000. Each share of Series A Convertible Preferred Stock, at the option of the holder, is convertible into such number of common stock as determined by dividing (a) the sum of (i) the amount due to the holder upon liquidation, plus (ii) all accrued but unpaid dividends thereon, by (b) the "Conversion Price" then in effect. The Conversion Price shall be equal to either (a) $1.00 per share (which shall be adjusted in the event of a subdivision or combination of shares), or (b) 80% of the average of the lowest closing bid price of the common stock during the five trading days immediately preceding the date of conversion, assuming a public market exists for shares of common stock, whichever is lower.

In connection with the acquisition of Nexus Custom Electronics, Inc., Nexus and Joseph W. Donohue, Jr. entered into a three year employment agreement.

This agreement will be automatically extended for one-year periods unless terminated by Sagamore Holdings with 90 days prior written notice before the end of the initial three-year term or any subsequent one-year term. Mr. Donohue's annual base salary is $150,000, which shall accrue and be payable in the event Sagamore Holdings has sufficient working capital. Mr. Donohue shall receive an annual monetary bonus, if any, as determined in the sole discretion of the Board of Directors.

In connection with the acquisition of Nexus Custom Electronics, Inc., Nexus and Robert P. Farrell entered into a three year employment agreement. This agreement will be automatically extended for one-year periods unless terminated by Sagamore Holdings with 90 days prior written notice before the end of the initial three-year term or any subsequent one-year term. Mr. Farrell's annual base salary is $150,000, which shall accrue and be payable in the event Sagamore Holdings has sufficient working capital. Mr. Farrell shall receive an annual monetary bonus, if any, as determined in the sole discretion of the Board of Directors.

Cornell Capital Partners, LP has an approximately 40% ownership interest in Celerity Systems, Inc. As discussed above, we entered into a business development services agreement with Celerity Systems, Inc. and Celerity Systems, Inc. has a 7.386% ownership interest in Sagamore Holdings.

On November 10, 2005, the Company entered into a Mutual Release and Indemnification Agreements with Robert Farrell and Joseph Donohue, respectively. Mr. Donohue was the Chairman of the Board of Directors of the Company and Mr. Farrell was the Chief Executive Officer and a Director of the Company. Pursuant to the agreements, each of Messrs. Donohue and Farrell returned 4,412,500 shares of common stock of the Company in exchange for a full release for Mr. Donohue and Mr. Farrell, respectively, by the Company of any claims, demands, actions, damages, lawsuits and obligations directly or indirectly related to Messrs. Donohue and Farrell serving as an employee, officer, director or promoter of the Company. In addition, each of Mr. Donohue and Mr. Farrell released the Company from all claims, demands, actions, damages, lawsuits and obligations directly or indirectly related to the Company’s obligations under Mr. Donohue’s and Mr. Farrell’s respective employment agreements.

In connection with the Securities Debenture Agreement, Mr. Tim Connolly is the Chief Executive Officer of C.S.I. Business Finance and Corporate Strategies, Inc.

Item 13. Exhibits

(a) Exhibits:

Exhibit No.	Description	Location
3.1	Articles of Incorporation of Sagamore Holdings, Inc.	Incorporated by reference to the Company's Form SB-2 filed with the SEC on February 14, 2005
3.2	Articles of Amendment to the Articles of Incorporation of Sagamore Holdings, Inc. dated September 14, 2004	Incorporated 23 by reference to the Company's Form SB-2 filed with the SEC on February 14, 2005
3.3	Articles of Amendment to the Articles of Incorporation of Sagamore Holdings, Inc. dated September 17, 2004	Incorporated by reference to the Company's Form SB-2 filed with the SEC on February 14, 2005
3.4	Articles of Incorporation of NECI Acquisition, Inc.	Incorporated by reference to the Company's Form SB-2 filed with the SEC on February 14, 2005
3.5	Articles of Amendment of Nexus Custom Electronics Corp.	Incorporated by reference to the Company's Form SB-2 filed with the SEC on February 14, 2005
3.6	Bylaws of Sagamore Holdings, Inc.	Incorporated by reference to the Company's Form SB-2 filed with the SEC on February 14, 2005
3.7	Bylaws of Nexus Custom Electronics Corp.	Incorporated by reference to the Company's Form SB-2 filed with the SEC on February 14, 2005
10.1	Credit Agreement dated September 20, 2004 between Nexus Custom Electronics Corp. and Comerica Bank	Incorporated by reference to the Company's Form SB-2 filed with the SEC on February 14, 2005
10.2	$5,000,000 Revolving Credit Note, executed by Nexus Custom Electronics Corp. in favor of Comerica Bank, dated September 20, 2004	Incorporated by reference to the Company's Form SB-2 filed with the SEC on February 14, 2005
10.3	$1,200,000 Term Note, executed by Nexus Custom Form Electronics Corp. in favor of Comerica Bank, dated September 20, 2004	Incorporated by reference to the Company's SB-2 filed with the SEC on February 14, 2005
10.4	Advance Formula Agreement dated September 20, 2004 between Nexus Custom Electronics Corp. and Comerica Bank	Incorporated by reference to the Company's Form SB-2 filed with the SEC on February 14, 2005
10.5	Continuing Collateral Mortgage dated September 20, between Nexus Custom Electronics Corp. and Comerica Bank	Incorporated by reference to the Company's Form SB-2 filed with the SEC on February 14, 2005
10.6	Security Agreement dated September 20, 2004 between Nexus Custom Electronics Corp. and Comerica Bank	Incorporated by reference to the Company's Form SB-2 filed with the SEC on February 14, 2005
10.7	2004 Stock Incentive Plan of Sagamore Holdings, Inc.	Incorporated by reference to the Company's Form SB-2 filed with the SEC on February 14, 2005

10.8	Sagamore Holdings, Inc. Form of Stock Option Agreement	Incorporated by reference to the Company's Form SB-2 filed with the SEC on February 14, 2005
10.9	Employment Agreement dated as of September 2004 between Nexus Custom Electronics Corp. and Joseph W. Donohue, Jr.	Incorporated by reference to the Company's Form SB-2 filed with the SEC on February 14, 2005
10.10	Employment Agreement dated as of September 2004 between Nexus Custom Electronics Corp. and Robert P. Farrell	Incorporated by reference to the Company's Form SB-2 filed with the SEC on February 14, 2005
10.11	Employment Agreement dated as of September 2004 between Nexus Custom Electronics Corp. and Daniel Shea	Incorporated by reference to the Company's Form SB-2 filed with the SEC on February 14, 2005
10.12	Stock Option Agreement dated as of September 2004 between Sagamore Holdings, Inc. and Daniel Shea	Incorporated by reference to the Company's Form SB-2 filed with the SEC on February 14, 2005
10.13	Business Development Agreement dated September 20, 2004 between Sagamore Holdings, Inc. and Celerit Systems, Inc	Incorporated by reference to the Company's Form SB-2 filed with the SEC on February 14, 2005
10.14	Asset Purchase Agreement dated as of September 20, 2004, by and among Nexus Custom Electronics Corp, NECI Acquisition, Inc., Jaco Electronics, Inc. and Sagamore Holdings, Inc.	Incorporated by reference to the Company's Form SB-2 filed with the SEC on February 14, 2005
10.15	Promissory Note dated September 20, 2004 and issued to Jaco Electronics, Inc. by NECI Acquisition, Inc.	Incorporated by reference to the Company's Form SB-2 filed with the SEC on February 14, 2005
10.16	Supply Agreement among Jaco Electronics, Inc., NECI Acquisition, Inc. and Sagamore Holdings, Inc.	Incorporated by reference to the Company's Form SB-2 filed with the SEC on February 14, 2005
10.17	Standby Equity Distribution Agreement (as terminated) dated as of September 2004 between Sagamore Holdings and Cornell Capital Partners, LP	Incorporated by reference to the Company's Form SB-2 filed with the SEC on February 14, 2005
10.18	Amended and Restated Termination Agreement related to the Standby Equity Distribution Agreement dated as of September 2004 between Sagamore Holdings and Cornell Capital Partners, LP	Incorporated by reference to the Company’s 8K filed with the SEC on November 23,2006.
14.1	Code of Ethics	Incorporated by reference to the Company's Form SB-2 filed with the SEC on February 14, 2005

(b) Reports On Form 8-K: ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

	For the Years Ended June 30,
	2005	2004

Audit Fees and Audit Related Fees (1)	$274,275	$165,800
All Other Fees (2)	$281,200	-

(1)	Audit Fees and Audit Related Fees consist principally of assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements.

(2)	All Other Fees include review of the registration statement SB-2.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May ___, 2006		SAGAMORE HOLDINGS, INC.

By:
Daniel Shea
Chief Executive Officer,
Acting Chief Financial Officer and
Acting Principal Accounting Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Sagamore Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Sagamore Holdings, Inc. and Subsidiary as of June 30, 2005, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the period from September 15, 2004 (date of capitalization) through June 30, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sagamore Holdings, Inc. and Subsidiary as of June 30, 2005, and their results of operations and cash flows for the period from September 15, 2004 (date of capitalization) through June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As described in Note 1, the Company incurred a net loss in the period from September 15, 2004 (date of capitalization) through June 30, 2005 and had a working capital deficiency at June 30, 2005. It also did not meet certain covenants under its credit facility and its promissory note agreement with the former owner of its business and the related outstanding balances were in default. Unless the Company can negotiate an extension of a forbearance agreement for, and/or amendments to, the credit facility and can resolve its default under the promissory note, the Company’s operating results and cash flows will not be adequate to enable it to pay the balance due at June 30, 2005 unless it can obtain an alternate credit facility and/or additional financing. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements referred to above do not include any adjustments related to the recoverability and classification of assets or the amount and classification of liabilities that might result from the outcome of this uncertainty.

/s/ J.H. Cohn LLP

Roseland, New Jersey
January 22, 2006

SAGAMORE HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
JUNE 30, 2005

ASSETS
Current assets:
Cash	$159,463
Accounts receivable, net of allowance for doubtful accounts of $65,063	2,170,022
Inventories, net of allowance for obsolescence of $743,000	4,075,899
Prepaid expenses and other current assets	157,464
Total current assets	6,562,848

Property and equipment, net	1,827,511

Identifiable intangible assets, net	1,207,174

Total	$9,597,533

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Revolving credit facility borrowings	$2,759,423
Term loan	1,020,000
Note payable to former parent of subsidiary	2,750,000
Accounts payable	3,082,098
Accrued expenses and other current liabilities	530,061
Total current liabilities	10,141,582

Accrued cumulative dividends on Series A preferred shares	237,000
Total liabilities	10,378,582

Commitments and contingencies

Stockholder's deficiency:
Preferred stock, 100,000,000 shares authorized:
Series A redeemable convertible preferred stock, $.001 par value; 6,000,000 shares issued and outstanding (liquidation preference $6,000,000)	6,000
Series B convertible preferred stock, no par value; 10,000,000 shares issued and outstanding	0
Common stock, $.001 par value; 2,000,000,000 shares authorized; 101,540,000 shares issued and outstanding	101,540
Additional paid-in capital	6,668,360
Accumulated deficit	(7,556,949)
Total stockholders' deficiency	(781,049)

Total	$9,597,533

See Notes to Consolidated Financial Statements.

SAGAMORE HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
PERIOD FROM SEPTEMBER 15, 2004 (DATE OF CAPITALIZATION) THROUGH JUNE 30, 2005

Net sales	$17,061,294

Cost of sales	18,191,132

Gross loss	(1,129,838)

Operating expenses:
General and administrative	3,323,525
Selling	496,218
Impairment of property and equipment	116,000
Impairment of identifiable intangibles	393,053
Impairment of goodwill	1,773,538
Total	6,102,334

Loss from operations	(7,232,172)

Interest expense	324,777

Net loss	(7,556,949)

Cumulative preferred stock dividends on Series A preferred shares	237,000

Net loss applicable to common shares	$(7,793,949)

Loss per common share - basic and diluted	$(0.07)

Weighted average common shares (including Series B preferred shares) outstanding	109,320,099

See Notes to Consolidated Financial Statements.

SAGAMORE HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
PERIOD FROM SEPTEMBER 15, 2004 (DATE OF CAPITALIZATION) THROUGH JUNE 30, 2005

	Convertible Preferred Stock
	Series A		Series B		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Series A shares issued at $1 per share, net of expenses	6,000,000	$6,000					$5,244,000		$5,250,000

Series B shares issued to officers and founders for services			10,000,000	$0			750,000		750,000

Common shares issued:
To officers and founders for services					88,250,000	$88,250	794,250		882,500

To finder in connection with the sale of the Series A shares					2,500,000	2,500	(2,500)

For consulting services					7,500,000	7,500	67,500		75,000

In connection with standby equity distribution agreement subsequently terminated					1,750,000	1,750	15,750		17,500

Intrinsic value of stock options issued to an employee							22,500		22,500

Employee stock bonus award					1,540,000	1,540	13,860		15,400

Cumulative dividends on Series A preferred shares							(237,000)		(237,000)

Net loss								($7,556,949)	(7,556,949)
Balance, June 30, 2005	6,000,000	$6,000	10,000,000	$0	101,540,000	$101,540	$6,668,360	($7,556,949)	($781,049)

See Notes to Consolidated Financial Statements.

SAGAMORE HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOW
PERIOD FROM SEPTEMBER 15, 2004 (DATE OF CAPITALIZATION)
THROUGH JUNE 30, 2005

Operating activities:
Net loss	$(7,556,949)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	583,688
Amortization of identifiable intangibles	380,572
Provision for doubtful accounts	65,063
Charge for inventory obsolescence	913,777
Impairment of property and equipment	116,000
Impairment of identifiable intangibles	393,053
Impairment of goodwill	1,773,538
Series B shares issued to officers and founders for services	750,000
Common shares issued to officers and founders for services	882,500
Intrinsic value of stock options issued to an employee	22,500
Common shares issued for consulting services	75,000
Common shares issued in connection with standby equity distribution agreement subsequently terminated	17,500
Common stock issued to employees for bonus award	15,400
Changes in operating assets and liabilities:
Accounts receivable	397,539
Inventories	1,107,977
Prepaid expenses and other assets	(11,267)
Accounts payable - trade	767,569
Accrued expenses and other current liabilities	198,168
Net cash provided by operating activities	891,628

Investing activities:
Purchases of property and equipment	(182,565)
Purchase of net assets of Nexus Custom Electronics, Inc., net of cash received of $92,335	(5,259,975)
Net cash used in investing activities	(5,442,540)

Financing activities:
Proceeds from sale of Series A shares	5,250,000
Net repayments of credit facility borrowings	(116,830)
Term loan principal payments	(180,000)
Repayment of capital lease obligation	(242,795)
Net cash provided in financing activities	4,710,375

Net increase in cash	159,463

Cash, beginning of period	0
Cash, end of period	$159,463

SAGAMORE HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOW
PERIOD FROM SEPTEMBER 15, 2004 (DATE OF CAPITALIZATION)
THROUGH JUNE 30, 2005

(Continued)
Supplemental disclosure of cash flow information:
Interest paid	$235,439

Supplemental disclosure of non cash investing and financing activities:
Liabilities assumed in connection with acquisition	$2,966,987
Credit facility obligations incurred in connection with acquisition	$4,076,254
Note payable issued to former parent of subsidiary in connection with acquisition	$2,750,000
Issuance of 2,500,000 common shares to finder in sale of preferred stock	$2,500
Accrued cumulative dividends on Series A preferred shares	$237,000

See Notes to Consolidated Financial Statements.

SAGAMORE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of presentation:

Sagamore Holdings, Inc. (“Sagamore Holdings”) was formed and incorporated in the State of Florida on August 30, 2004 to acquire substantially all of the net assets and the business of Nexus Custom Electronics, Inc. (“Nexus”), a wholly owned subsidiary of Jaco Electronics, Inc. (“Jaco”). As used herein, the “Company” refers to Sagamore Holdings or Sagamore Holdings together with its subsidiary. The Company’s fiscal year ends on June 30th. The interim fiscal quarters consist of thirteen weeks ending on a Sunday.

On September 15, 2004, the Company sold 6,000,000 shares of Series A redeemable convertible preferred stock and received proceeds of $5,250,000, after deducting expenses (see Note 6). The consolidated financial statements reflect the operations of the Company for the period from September 15, 2004 (date of capitalization) to June 30, 2005, which is referred to herein as “Fiscal 2005.”

On September 20, 2004, the Company acquired Nexus through its newly formed, wholly owned subsidiary, NECI Acquisition, Inc. that subsequently changed its name to Nexus. Nexus is a contract manufacturing company, which assembles electronic components and printed circuit boards. Total consideration paid for the net assets was $12,000,000, including $2,750,000 paid through the issuance of a 7% promissory note to Jaco (see Notes 7 and 9). The remainder of the purchase price was funded by the net proceeds of the preferred stock issuance described above and $4,000,000 borrowed through a $6,200,000 bank credit facility with Comerica Bank (“Comerica”) that provided the Company with a revolving credit facility and a term loan (see Notes 8 and 9).

The acquisition was accounted for pursuant to the purchase method of accounting as if the acquisition was completed on October 3, 2004, the end of the interim period closest to the actual date of the acquisition. Accordingly, (i) the assets (including the identifiable intangible assets) and the liabilities of Nexus were recorded as of that date at their estimated fair values (see Note 7) and (ii) the consolidated statement of operations for Fiscal 2005 includes amounts related to the results of operations of Nexus only for the period subsequent to October 3, 2004. The Company’s other activities during the period from September 15, 2004 (date of capitalization) to October 3, 2004 were limited to its formation and obtaining financing for and to consummating the acquisition of Nexus. Accordingly, the results of operations reflected in the consolidated statement of operations for Fiscal 2005 reflect activities primarily for the period from October 4, 2004 to June 30, 2005.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company incurred a net loss of $7,556,949 in Fiscal 2005 and had a net working capital deficiency of $3,578,734 at June 30, 2005. It also did not meet certain covenants under its credit facility with Comerica and promissory note with Jaco and, accordingly, the outstanding balance of $3,779,423 under the credit facility ($2,759,423 under the revolver and $1,020,000 under the term loan) and the outstanding balance of $2,750,000 under the note agreement were in default as of June 30, 2005 and classified in current liabilities in the consolidated balance sheet (see Notes 8 and 9).

The Company entered into a forbearance agreement with Comerica on July 15, 2005, effective July 1, 2005 through August 1, 2005, which essentially provides for an extension of the revolver under the credit facility which expired July 1, 2005, and also provided that Comerica would not exercise its right to call for acceleration of all amounts due under the term loan and the revolver under the credit facility, if the Company met certain conditions. Effective August 1, 2005, the Company and Comerica agreed to extend the maturity date of the revolver under the credit facility to September 1, 2005. However, the maturity date has not been further extended and the loan balances remain in default. The Company and Comerica have been negotiating an extension of the forbearance agreement from September 1, 2005 through June 30, 2006. If an extension is agreed upon, management of the Company intends to attempt to negotiate an amendment to the credit facility in order to further extend the facility under terms which the Company can comply with going forward. However, there can be no assurance that the Company will get an extension of the forbearance agreement and/or amendments to the credit facility.

Comerica may force immediate repayment of amounts due under the credit facility and invoke penalty interest (up to three percentage points or approximately $114,000 annually) at the lender’s discretion. Since the Company had not been notified that it would be charged penalty interest, it was not required to accrue any as of June 30, 2005.

SAGAMORE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of presentation (continued):

Unless the Company can negotiate an extension of the forbearance agreement and/or amendments to the credit facility as discussed above, and it can resolve its default under the promissory note with Jaco, the Company’s operating results and cash flows will not be adequate to enable it to pay the balance due at or subsequent to June 30, 2005 unless it can obtain an alternate credit facility and/or additional financing. Management cannot assure that the Company will be able to obtain such an extension, amendment or resolution. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amount and classification of liabilities that might result from the outcome of this uncertainty.

As further explained in Note 13, on November 10, 2005, Sagamore Holdings entered into a Securities Purchase Agreement (the “SPA”), which provides for the sale of up to $1,250,000 of Secured Convertible Debentures to a new investor subject to certain conditions. On November 11, 2005, another new investor (an affiliate of the first new investor) entered into a stock purchase agreement pursuant to which it purchased 70,600,000 shares of Sagamore Holdings’ common stock from previous holders. Such shares represented approximately 70% of the total outstanding shares of common stock as of the date of said agreement. As of January 22, 2006, Sagamore Holdings had sold $519,000 of Secured Convertible Debentures to the new investor. However, as of that date, the Company was in default under the terms of the Secured Convertible Debentures and the Company may not be able to obtain any additional funding under the SPA. The Company has no other agreements in place other than the SPA providing for additional debt or equity financing for the Company.

There can be no assurances that the Company will be able to extend the forbearance agreement under the credit facility, amend the credit facility, obtain a waiver from Jaco of the promissory note, or obtain any additional funds under the SPA, or that the costs of a forbearance agreement, a new credit facility or obtaining any other capital will not be higher than its current costs.

If the Company cannot complete the above mentioned actions related to the credit facility, resolve its default under the promissory note and obtain additional proceeds under the SPA, it would have to examine other strategic alternatives, including raising capital in the debt or equity markets, or a possible sale or liquidation of its business.

SAGAMORE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies:

Use of estimates:

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to accounts receivable allowances, inventory cost and obsolescence, and impairment of goodwill, other intangibles and property and equipment. Actual results could differ from those estimates.

Revenue recognition:

Sales are recognized when title passes at the time of shipment and collectibility is reasonably assured. Provisions for certain rebates, sales incentives, product returns and discounts to customers are provided as reductions to sales in the same period the related sales are recorded.

Accounts receivable:

Accounts receivable consist of amounts due from customers, net of allowances, and are due within contractual credit terms. Credit is extended based on an evaluation of a customer’s financial condition and no collateral is required.

Financial instruments and major customers:

The fair value of cash, accounts receivable, accounts payable, notes payable and loans payable under the credit facility approximate their carrying amounts due to the short maturities of these instruments. Financial instruments that will potentially subject the Company to significant concentrations of credit risk are accounts receivable. Concentrations of credit risk with respect to accounts receivable are limited as the Company performs on-going credit evaluations of its customers. In addition, on a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on its history of past write-offs and collections and current credit considerations. Management does not believe that significant credit risk existed at June 30, 2005.

The Company three largest customers accounted for 42% 16% and 12% of its net sales in Fiscal 2005. Amounts due from these customers accounted for 48% of total accounts receivable as of June 30, 2005.

Inventories:

Inventories include costs of materials, labor and overhead, and are stated at the lower of cost or market, with cost being determined using the first-in, first-out method. The Company has provided for an allowance for obsolescence based on historical experience, on hand quantities, usage and backlog.

Property and equipment:

Property and equipment are recorded at cost. The cost of the property and equipment acquired in the acquisition of Nexus was based on the estimated fair values at the time of the acquisition. Property and equipment are depreciated and amortized using the straight-line method over their estimated useful lives, except for leasehold improvements, which are amortized over the shorter of their estimated useful lives or the remaining term of the lease. Maintenance and repairs are charged to expense as incurred.

SAGAMORE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies (continued):

Intangible assets:

Identifiable intangible assets which were acquired in the acquisition of Nexus were recorded at cost, which was based on estimated fair values on the date of acquisition. Costs allocated to those intangible assets with definitive lives (customer lists, backlog and employment agreement) are being amortized over their respective lives ranging from one to seven years. Costs allocated to intangible assets, which have indefinite lives (trademarks and ISO certification), are not subject to amortization.

The Company also recorded goodwill in connection with the Nexus acquisition. Goodwill represents the excess of cost over the fair value of net assets of an acquired business, and is not subject to amortization.

Identifiable intangible assets and goodwill are amortizable over fifteen years for tax purposes.

Impairment of long-lived assets, identifiable intangible assets and goodwill:

The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which requires impairment losses to be recorded on long-lived assets used in operations, such as property and equipment and amortizable intangible assets, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset's carrying amount. In the evaluation of the fair value and future benefits of these types of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including future sales growth and profit margins are included in this analysis.

The Company also follows SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets” (“SFAS 142”) which requires that goodwill and intangible assets that are not subject to amortization be assessed for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the Company with its net book value (or carrying amount), including goodwill. If the fair value of the reporting unit for which goodwill was recorded exceeds its carrying amount, goodwill is not considered impaired and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the Company’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the Company. The impairment test for other unamortizable intangible assets consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Determining the fair value of the reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of the reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and uses estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. To assist in the process of determining goodwill impairment, the Company obtains appraisals from an independent valuation firm. In addition to the use of an independent valuation firms, the Company performs internal valuation analyses and considers other market information that is publicly available. Estimates of fair value are primarily determined using discounted cash flows and market comparisons and recent transactions. These approaches use significant estimates and assumptions including projected future cash flows (including timing), discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to comparables.

SAGAMORE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies (continued):

Impairment of long-lived assets, identifiable intangible assets and goodwill (continued):

Due to the slowdown in its industry and the loss of certain business to lower cost Asian markets, the Company has incurred operating losses and, therefore, it recognized impairment losses under SFAS 142 and SFAS 144 of $393,053 related to identifiable intangible assets, and $1,773,538 related to goodwill which are shown separately in the consolidated statement of operations for Fiscal 2005 (see Note 5).

The Company also recorded a $116,000 impairment loss during Fiscal 2005 related to certain manufacturing equipment at its Woburn, Massachusetts facility (see Note 13).

The Company will continue to evaluate the carrying value of all long-lived assets during the fourth quarter of each subsequent fiscal year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount.

SAGAMORE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies (continued):

Advertising costs:

Advertising costs, which totaled $18,717 for Fiscal 2005, are expensed as incurred.

Income taxes:

The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision or credit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Basic and diluted net income (loss) per common share:

The Company presents “basic” income (loss) per common share and, if applicable, “diluted” income per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). Basic income (loss) per common share is calculated by dividing the loss applicable to common stock (net loss adjusted for dividends required to be accrued on Series A convertible preferred stock) by the weighted average number of common shares outstanding during each period. The calculation of diluted income per common share is similar to that of basic income per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares (such as those issuable upon the exercise of stock options and the conversion of Series A convertible preferred stock) were issued during such period and the numerator was adjusted to eliminate the preferred dividend.

The rights of the Company’s Series B preferred and common stockholders are substantially equivalent. The Company has included the 10,000,000 shares of Series B convertible preferred stock from the date of their issuance in the weighted average number of shares outstanding in the computation of basic loss per common share for Fiscal 2005 in accordance with the “two class” method of computing earnings (loss) per share set forth in SFAS 128.

For Fiscal 2005, the Company’s basic and fully diluted loss per share amounts are the same since the Company had a net loss for the period and, accordingly, the assumed exercise of the 5,000,000 outstanding stock options and the conversion of the outstanding Series A convertible preferred stock into 6,000,000 shares of common stock would have been anti-dilutive.

SAGAMORE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies (continued):

Stock-based compensation:

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), provides for the use of a fair value-based method of accounting for employee stock compensation. However, SFAS 123 also allows an entity to continue to measure compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. The Company has elected to account for employee stock options using the intrinsic value method under APB 25. By making that election, it is required by SFAS 123 and SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS 148”), to provide pro forma disclosures of net income (loss) and income (loss) per common share as if a fair value-based method of accounting had been applied.

Options to purchase 5,000,000 shares were granted to an employee during Fiscal 2005 under two grants of 2,500,000 options each, and all of the options granted were outstanding at June 30, 2005. The options granted during Fiscal 2005 vested immediately and are exercisable at $.001 per share. The estimated fair value of the Company’s common stock at the time of the first grant exceeded the total exercise price by $22,500 ($.01 per share) at the grant date and, accordingly, the Company recorded that intrinsic value in general and administrative expenses in Fiscal 2005. The estimated fair value of the Company’s common stock was nil at the time of the second grant and no intrinsic value was recorded.

In the opinion of management, if instead of the intrinsic value method, compensation cost for the stock options granted to employees had been determined based on the fair value of the options at the date of grant under the provisions of SFAS 123 using the Black-Scholes option-pricing model based on the volatility assumptions of 61% (based on the average volatility of ten public companies in the Company’s industry), expected lives of five years, a risk free interest rate of 3.68% and a dividend yield of 0%, the Company’s pro forma net loss and pro forma basic net loss per common share arising from such computations would not have differed materially from the corresponding historical amounts presented in the consolidated statement of operations.

As a result of amendments to SFAS 123, the Company will be required to charge the fair value of employee stock options to expense over the vesting period beginning with the first quarter of its fiscal year ending June 30, 2007.

In accordance with the provisions of SFAS 123, issuances of common stock to non-employees as the consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). Such fair value is measured as of an appropriate date pursuant to the guidance in the consensus of the Emerging Issues Task Force (“EITF”) for EITF Issue No. 96-18 and capitalized or expensed as if the Company had paid cash for the goods or services.

Accounting for convertible preferred stock:

The Company accounts for the intrinsic value of beneficial conversion rights arising form the issuance of convertible preferred stock with conversion rights that are in-the-money at the commitment date pursuant to the consensus of EITF Issue No. 98-5 and EITF Issue No. 00-27. The intrinsic value of the beneficial conversion rights at the commitment date may be recorded as additional paid-in-capital and cumulative preferred stock dividends as of that date or, if the terms of the preferred stock instrument are contingently adjustable, may only be recorded if a triggering event occurs and the contingency is resolved.

SAGAMORE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Inventories:

Inventories consist of the following:

Raw materials	$2,256,032
Work in process	1,205,317
Finished goods	614,550
Total	$4,075,899

Note 4 - Property and equipment:

Property and equipment consist of the following:

	Amount	Estimated Useful Lives
Land	$65,000
Building	874,370	20 years
Equipment	1,335,393	2-7 years
Leasehold improvements	136,436
Total cost	2,411,199

Accumulated depreciation and amortization	583,688
Total	$1,827,511

The Company’s leasehold improvements were fully amortized at June 30, 2005.

Note 5 - Identifiable intangible assets:

Identifiable intangible assets and changes therein consist of the following:

	Oct. 3, 2004
	(Date of	Amorti-	Impairment	June 30,
	Acquisition)	zation	Loss	2005
Subject to amortization:
Customer lists	$1,194,241	$127,954	$229,610	$836,677
Backlog	310,726	233,045	77,681	0
Employment agreement	78,291	19,573	11,626	47,092
Totals	1,583,258	380,572	318,917	883,769

Not subject to amortization:
ISO Certification	139,806		29,066	110,740
Trademark	257,735		45,070	212,665
Totals	397,541		74,136	323,405
Totals	$1,980,799	$380,572	$393,053	$1,207,174

Amortization in each of the five years subsequent to June 30, 2005 will be approximately $155,000, $155,000, $139,000, $133,000 and $133,000, respectively.

SAGAMORE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Stockholders’ Deficiency:

Series A redeemable convertible preferred stock:

On September 15, 2004, the Company sold 6,000,000 Series A preferred shares and received proceeds of $5,250,000, after deducting expenses of $750,000. In addition, the Company issued 2,500,000 shares of its common stock to a third party as a commitment fee. The common stock issued for the commitment was valued at $2,500.

Each Series A preferred share entitles the holder to receive a cumulative 5% dividend when declared by the Company’s Board of Directors. As of June 30, 2005, no dividends have been declared and undeclared cumulative dividends in arrears, which have been accrued, were approximately $237,000.

In the event of any liquidation, sale or merger of the Company, each Series A preferred share would entitle the holder to receive an amount (the “liquidated amount”) equal to $1.00 per share plus all declared and undeclared dividends in preference to the holders of Series B convertible preferred stock and common stock. However, the holder of the Series A preferred shares has no voting rights.

Each share of Series A preferred stock can be converted into shares of the Company’s common stock at the option of the holder as determined by dividing (a) the sum of (i) the amount due to the Series A holder upon liquidation, plus (ii) all accrued but unpaid dividends, by (b) the conversion price, which is equal to the lesser of (a) $1.00 per share (adjusted in the event of a subdivision or combination of shares), or (b) 80% of the average of the lowest closing bid price of the common stock during the five trading days immediately preceding the date of conversion, assuming a public market exists for shares of common stock.

In accordance with the consensus for EITF Issue No. 98-5 and EITF Issue No. 00-27, the intrinsic value of the common shares issuable upon the assumed conversion of the Series A preferred shares as of the commitment date exceeded the proceeds from the issuance of the Series A preferred shares by approximately $1,600,000, which represents a contingent beneficial conversion feature that is analogous to a dividend on the Series A preferred shares and, therefore, would be reflected as a decrease in the net income or an increase in the net loss applicable to common stockholders if and when a public market exists for the shares of the Company’s common stock.

The Company has the right to redeem any outstanding shares of the Series A preferred stock at an amount equal to 120% of the liquidation amount. In the event that the Company exercises a right of redemption, the holder would receive a warrant to purchase 50,000 shares of the Company’s common stock for every $100,000 of the liquidation amount redeemed.

As a result of the issuance of the registration rights agreement described below that contains a liquidated damages clause which could cause the Company to issue a number of shares of common stock as a result of its failure to register the Series A preferred stock on a timely basis that could exceed the number of common shares authorized, the Company is required to follow EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock by the Company” in determining whether the Series A preferred shares can be included in stockholders’ equity. Since management of the Company controls well in excess of 51% of the Company’s voting stock, it can control the number of shares authorized and in accordance with the provisions of EITF Issue No. 00-19, the entire proceeds of the issuance of the Series A preferred shares was recorded as equity in the accompanying consolidated balance sheet as of June 30, 2005.

The shares of common stock issuable by the Company upon conversion of shares of the Series A preferred shares will not be registered initially under the Securities Act of 1933. To provide for the registration of such underlying shares, the Company and the holder of the Series A preferred shares entered into a registration rights agreement, dated September 15, 2004, requiring the Company to prepare and file a registration statement covering the resale of the shares of common stock underlying the Series A preferred shares and maintain its effectiveness. The registration rights agreement required the Company to use its best efforts to cause such registration statement to be declared effective no later than 210 days following September 15, 2004 (the closing of the sale of the Series A preferred shares).

The registration rights agreement also contains a liquidated damages provision which calls for the holder to receive from the Company a specified amount of shares if: (i) The Company fails to file a registration statement covering the underlying shares of common stock within 60 days of September 15, 2004, and, (ii) the registration statement is not declared effective within 210 days following September 15, 2004. In the event that one of the aforementioned failures occurs, the registration rights agreement calls for the Company to pay the holder common stock equal to 2% of the liquidated amount, as defined above, of that portion of the Series A preferred shares which has not been converted into common stock as of the occurrence of such failure, with such amount to be paid by the Company to the holder on a monthly basis after the occurrence of such failure. The holder is entitled to receive the aforementioned damages until such time as the registration statement is declared effective. Since the registration statement registering the underlying shares of common stock was not filed within 60 days or declared effective within 210 days from September 15, 2004, the holder became entitled to receive such damages payable in common stock. The aggregate shares computed under this provision totaled 6,000,000 as of June 30, 2005. The value of these shares is immaterial and has not been reflected in these financial statements.

SAGAMORE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series B convertible preferred stock:

On September 17, 2004, the Company issued 10,000,000 shares of its Series B preferred stock to compensate two officers of the Company. This stock had an estimated fair value of $.075 per share, or $750,000, which was charged to general and administrative expenses.

Each Series B convertible preferred share entitles the holder to receive dividends on a pro rata basis with the holders of the common stock when declared by the Company’s Board of Directors. In addition, the holders of the Series B preferred shares have no liquidation preference.

Collectively the Series B preferred stock can be converted into shares of the Company’s common stock, at the option of the holder, into the lesser of (i) 75,000,000 shares of common stock; or (ii) 51% of the outstanding shares of common stock after giving effect to the conversion of the Series B preferred stock.

Each common and Series B preferred stockholder votes together as one class. As a class, the holders’ of the Series B preferred stock shall, collectively, be entitled to cast 51% of the votes on all matters submitted to the stockholders of the Company.

These shares were subsequently returned to the Company on November 10, 2005 in connection with the resignation of the officers who were the holders of these shares (see Note 13).

Common stock issued for services:

On September 17, 2004, the Company issued 88,250,000 shares of its common stock to two officers and founders of the Company. This stock had an estimated fair value of $.01 per share, or $882,500, which was charged to general and administrative expenses.

On September 20, 2004, the Company entered into an agreement with a consultant to provide business development services in future periods. The Company issued 7,500,000 shares of its common stock as compensation for these services. This stock had an estimated fair value of $.01 per share, or $75,000, which was charged to general and administrative expenses.

In addition, the Company issued 2,500,000 shares of its common stock to a third party as a commitment fee relating to the sale of the Series A preferred shares.

The Company issued 1,750,000 shares of its common stock as consideration for services in connection with the Standby Equity Distribution Agreement described below. This stock had an estimated fair value of $.01 per share, or $17,500, which was charged to general and administrative expenses.

Stock incentive plan:

On September 17, 2004, the Company adopted the 2004 Stock Incentive Plan (the “Plan”) which authorizes the Board of Directors to grant incentive stock options, non-statutory stock options, stock appreciation rights and rights to acquire restricted stock to employees, directors and consultants of the Company. The Board of Directors had authorized grants of options for the purchase of up to 15,000,000 shares of the Company’s common stock under the Plan. Under the terms of the Plan, the Board of Directors determines for each option granted, the exercise price, the vesting period and the length of the option.

Options to purchase 5,000,000 shares were granted to an employee during Fiscal 2005 under two grants of 2,500,000 options each, and all of the options granted were outstanding at June 30, 2005. The options granted during the period vested immediately and were exercisable at $.001 per share. The estimated fair value of the Company’s common stock at the time of the first grant exceeded the total exercise price by $22,500 ($.01 per share) at the grant date and, accordingly that intrinsic value was charged to general and administrative expense in Fiscal 2005.

SAGAMORE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Stockholders’ deficiency (continued):

Standby equity distribution agreement:

On September 15, 2004, Sagamore Holdings entered into a Standby Equity Distribution Agreement (the “Equity Agreement”) with Cornell Capital Partners, LP (“Cornell”) for the sale of Sagamore Holdings’ common stock. The commitment to purchase shares of common stock was subject to the effectiveness, and continued effectiveness, of a registration statement registering the resale of the common stock. The Company issued 1,750,000 shares of its common stock to Cornell as consideration for Cornell’s services in connection with the Equity Agreement. The common stock issued for the services had a value of $.01 per share, or $17,500, which was charged to general and administrative expense as described below.

The Equity Agreement was terminated on April 26, 2005 and as a result, the Company will not obtain any funding under the Equity Agreement.

Stock bonus award:

On February 8, 2005, the Company issued 10,000 shares of its common stock to each of 154 employees of Nexus, as of that date, as an incentive bonus under the Company’s 2004 Stock Incentive Plan, under Rule 701 of the Securities Act. These shares had an estimated fair value of $.01 per share, or $15,400, which was charged to general and administrative expenses in Fiscal 2005.

SAGAMORE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Acquisition of Nexus:

On September 20, 2004, the Company, through its subsidiary, NECI, purchased substantially all of the net assets of Nexus. However, the acquisition has been accounted for as a purchase as if it was completed on October 3, 2004, the end of the interim period closest to the actual date of the acquisition. The initial purchase price paid by the Company was $12,000,000 as described below:

1.
Nexus obtained a $6,200,000 credit facility with Comerica, which is collateralized by all of its assets. The credit facility includes a $1,200,000 term loan and a $5,000,000 revolver. Nexus borrowed a total of $4,319,049 under the credit facility through October 3, 2004, of which $1,200,000 was advanced under the term loan and $3,119,049 was advanced under the revolver. The Company used $4,000,000 borrowed under the credit facility to pay a part of the purchase price for Nexus, and the remaining $319,049 was used to pay transaction costs and repay an existing capital lease obligation of Nexus.

2.	$2,750,000 was paid through a five-year promissory note issued by the Company to Jaco (see Note 9).

3.	$5,250,000 was paid in cash from proceeds received by the Company from the issuance of 6,000,000 shares of Series A redeemable convertible preferred stock.

The aggregate consideration to be paid by the Company is subject to further adjustments as explained below:

1.
A target net working capital, adjusted either up or down on a dollar-for-dollar basis up to $500,000 if the net working capital of Nexus as of September 20, 2004 was more or less than $7,331,000. On November 19, 2004, Nexus received a statement from Jaco claiming that there should be an adjustment to increase the purchase price by $500,000 and Nexus informed Jaco that it believes there should be an adjustment to decrease the purchase price by $500,000. This dispute is being negotiated. However, it is likely that arbitration before an agreeable accounting firm will occur. There is a chance that the Company may be unsuccessful. If the Company is unsuccessful on the merits, this would have a material adverse effect on our working capital.

2.	An earn-out provision calculated at 5% of the net sales of Nexus in excess of $20,000,000 for each of the succeeding six years from the date of acquisition limited to total payments of $1,000,000.

The acquisition of Nexus has been accounted for by the Company under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” Under the purchase method, assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill is recorded to the extent the purchase price, including certain acquisition and closing costs, exceeds the fair value of the net identifiable tangible and intangible assets acquired at the date of the acquisition.

SAGAMORE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Acquisition of Nexus (continued):

The total purchase price for the acquisition of Nexus of $12,102,310, which includes $102,310 of acquisition costs, was allocated as follows:

Assets purchased:
Cash	$92,335
Accounts receivable	2,632,624
Inventories	6,097,653
Property and equipment	2,346,149
Prepaid expenses and other assets	146,199
Identifiable intangible assets:
ISO 9002 Certification	139,806
Backlog	310,726
Trademark	257,735
Customer lists	1,194,241
Employment agreement	78,291
Goodwill	1,773,538
Total	15,069,297

Liabilities:
Accounts payable	2,314,529
Accrued expenses	409,663
Capital lease obligations and loan costs	242,795
Total	2,966,987

Net purchase price	$12,102,310

The total purchase price will be subject to any adjustments for the target net working capital requirement and the earn-out adjustments described above. Based on unaudited information for the quarter ended October 2, 2005, the Company determined that it is obligated to pay Jaco approximately $105,500 under the earn-out provisions of the acquisition agreement. Initially the Company will record the adjustment as goodwill in the first quarter of Fiscal 2006. However management expects that the application of the impairment tests described in Note 2 will require the Company to charge that amount to expense in that quarter. Due to the ongoing negotiation of the working capital adjustment described above, and other issues with Jaco, management is uncertain as to whether this adjustment will ever be paid in whole or in part.

In connection with the acquisition, the Company became obligated to make aggregate annual payments of $437,500 under three-year employment agreements with the president and two other officers of Nexus. Employment agreements with the other two officers totaling $300,000 annually were subsequently cancelled with no financial obligation. The Company also became obligated to issue options equal to 2.5% of its outstanding common stock at the end of the first two years of the employment agreement with the president of Nexus with exercise prices and vesting periods to be determined by the Board of Directors on the dates of grant.

SAGAMORE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Acquisition of Nexus (continued):

The following unaudited pro forma financial information presents the consolidated results of operations, as if the acquisition had occurred on July 1, 2004, after giving effect to certain adjustments. The pro forma information excludes the non-recurring losses related to goodwill and identifiable intangible asset impairment charges recorded by the Company for Fiscal 2005, and does not necessarily reflect the results of operations that would have occurred had the entities been a single company during this period.

Twelve Months Ended June 30, 2005
(Unaudited)

Net sales	$23,098,534
Net loss	$(5,636,206)
Weighted average number of common shares outstanding	110,873,604
Loss per common share - basic and diluted	$(0.05)

Note 8 - Credit facility:

Nexus obtained a $6,200,000 credit facility with Comerica, which is collateralized by all of its assets. The credit facility includes a $1,200,000 term loan and a $5,000,000 revolver. Nexus borrowed a total of $4,319,049 under the credit facility through October 3, 2004. $1,200,000 was advanced under the term loan and $3,119,049 was advanced under the revolver. The Company used $4,000,000 borrowed under the credit facility to pay a part of the purchase price for Nexus and the remaining $319,049 was used to pay transaction costs and repay an existing capital lease obligation of Nexus.

The term loan is payable in monthly principal payments of $20,000 through November 1, 2009. Interest at prime plus 1.5% is payable monthly commencing on October 1, 2004 (an effective rate of 7.75% at June 30, 2005). The revolver matured on July 1, 2005 but was effectively extended until September 1, 2005 under the forbearance agreement discussed below. The borrowings under the revolver bear interest at prime plus 1%, or alternatively at LIBOR plus 3.75% (an effective rate of 7.25% at June 30, 2005). Borrowings under the revolver are limited to credit available based on eligible accounts receivable and inventory as defined in the credit facility. The credit facility contains restrictive covenants that, among other things, restrict the payment of dividends, additional indebtedness, lease financing, capital expenditures and investments. The covenants also require Nexus to meet certain financial ratios and maintain minimum levels of tangible net worth. As of June 30, 2005, the Company did not meet the requirements of four covenants: minimum working capital ratio; debt service ratio (“EBITDA”, as defined, divided by interest and principal payment requirements); leverage ratio (liabilities to tangible net worth ratio) and minimum tangible net worth (tangible net worth includes subordinated debt but excludes intangible assets), and therefore, was in default.

Due to the default, the outstanding balance of the term loan totaling $1,020,000 under the credit facility, including $780,000 initially scheduled to be paid after June 30, 2006, has been classified in current liabilities in the consolidated balance sheet as of June 30, 2005.

The Company entered into a forbearance agreement with Comerica on July 15, 2005, effective July 1, 2005 through August 1, 2005, which essentially provided for an extension of the revolver under the credit facility which expired on July 1, 2005, and also provided that the bank would not exercise its right to call for acceleration of all amounts due under the term loan and the revolver under the credit facility, if the Company met certain conditions. Effective August 1, 2005, the Company and Comerica agreed to extend the maturity date of the revolver under the credit facility to September 1, 2005. However, the maturity date has not been further extended and the loan balance remains in default. The Company and Comerica have been negotiating an extension of the forbearance agreement from September 1, 2005 through June 30, 2006. If an extension is agreed upon, management of the Company intends to attempt to negotiate an amendment to the credit facility in order to further extend the facility under terms which the Company can comply with going forward. However, there can be no assurance that the Company will get an extension of the forbearance agreement and/or amendments to the credit facility.

SAGAMORE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Credit facility (continued):

Comerica may force immediate repayment of amounts due under the credit facility and invoke penalty interest (up to three percentage points or approximately $114,000 annually) at the lender’s discretion. Since the Company had not been notified that it would be charged penalty interest, it was not required to accrue any as of June 30, 2005.

Note 9 - Note payable to former parent of subsidiary:

In connection with the acquisition of Nexus, consideration totaling $2,750,000 is payable through a five-year promissory note issued to Jaco, the former parent of Nexus. Interest is payable quarterly from December 1, 2004 until September 1, 2009 at the lesser of a specified prime rate or 7%. The promissory note is payable in principal payments on the following dates: $500,000 on September 1, 2006, $156,250 per quarter commencing on December 1, 2006 through September 1, 2008 and $250,000 per quarter commencing on December 1, 2008 through September 1, 2009. As of June 30, 2005, the Company was in default under the terms of the promissory note because it had not paid interest on the promissory note since February 2005. The change in control in November 2005 was also an event of default under the promissory note.

As of January 22, 2006, the Company has not made any more interest payments and it had not negotiated any waivers related to either of the events of default. As of January 22, 2006, the note holder had not given notice that it would declare the note immediately due and payable, although it has the right to do so. As a result of these events of default as of June 30, 2005, the outstanding balance of $2,750,000 under the note agreement has been classified as a current obligation. Defaults under other loan agreements, on loan amounts exceeding $5,000,000 could also result in an event of default under the terms of the promissory note agreement.

Note 10 - Lease commitments:

The Company leases its manufacturing facilities and certain equipment. Minimum future lease payments under non-cancelable operating leases in each of the years subsequent to June 30, 2005, including the rentals under the renewed lease described below, are as follows:

Years Ending
June 30,	Amount
2006	$227,248
2007	186,401
2008	190,958
2009	18,221
Total	$622,828

Rent expense was $195,172 for Fiscal 2005.

The Company entered into a new lease for its manufacturing facility in Woburn, Massachusetts, on May 31, 2005. The term of the new lease began August 1, 2005 and is for 36 months. The initial annual rent is $170,362 and the lease provides for annual rent increases of approximately 3% each year. Taxes and other operating expenses are prorated to the Company according to standard practices, based on its portion of the landlord’s overall space in the facility. The Company may renew the lease under a three-year option arrangement at August 1, 2008 at the prevailing markets rents at the time.

SAGAMORE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Employment benefit plan:

The Company maintains a 401(k) Plan (the “Plan”) which provides for benefits to eligible employees upon their retirement, death, disability or separation from the Company. The Plan permits participants to contribute up to a maximum of 15% of their annual compensation, as defined, not to exceed the Federal limit ($14,000 in calendar 2005.) The Company makes matching contributions equal to 25% of the contributing participants’ elective deferral up to a maximum of 4% to the Plan. These matching contributions amounted to $26,191 in Fiscal 2005.

Note 12 - Income taxes:

There was no current or deferred tax expense for Fiscal 2005 because of the Company’s operating loss.

The components of deferred tax assets as of June 30, 2005 are as follows:

Current
Reserve for uncollectible accounts receivable	$24,724
Inventory reserve	282,340
Total	307,064
Non-current
Intangibles	638,361
Tax loss carry forwards	1,926,215
Total	2,564,576
Gross deferred tax assets	2,871,640
Less valuation allowance	(2,871,640)
Net deferred tax assets	$0

The reasons for the difference between the actual income tax benefit for Fiscal 2005 computed by applying the statutory federal income tax rate to losses before income tax benefit are as follows:

	Amount	Percent
Income tax benefit at statutory rate	$(2,569,362)	(34.0%)
State income taxes, net of Federal income tax	(302,278)	(4.0%)
Change in valuation allowance	2,871,640	38.0%
Totals	$0	0.0%

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The tax benefit assumed using the statutory tax rates has been reduced to an actual benefit of zero due principally to the aforementioned valuation allowance.

At June 30, 2005, the Company had net operating loss carry forwards of approximately $5,068,000 expiring at various dates through 2025 for Federal and state income tax purposes. However, as there was a subsequent change in control of the ownership of the Company, these loss carry forwards will be limited as to their use as required under Section 382 of the Internal Revenue Code.

SAGAMORE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13- Subsequent events:

Sale of securities, Registration Rights Agreement and change in control:

Sagamore Holdings entered into the SPA on November 10, 2005 with CSI Business Finance, Inc. (“CSI Finance”), a new investor, which provides for the sale of up to $1,250,000 of Secured Convertible Debentures that will be convertible into common shares of Sagamore Holdings. The SPA will expire on October 31, 2006. The Company paid $125,000 for loan origination fees which are being amortized through October 31, 2006. In addition to the SPA, Sagamore Holdings and CSI Finance entered into ancillary agreements covering CSI’s registration rights for the underlying common stock, and the security for any amount loaned. All assets of Sagamore Holdings are pledged under this agreement. At the date of the agreement, and at January 22, 2006, the only assets owned by Sagamore Holdings were its shares of Nexus, its wholly owned operating subsidiary and, accordingly, the assets of Nexus are the primary security for any amount loaned. However, CSI Finance’s lien on such assets is subordinate to the lien held by Comerica.

The following are the principal terms of the Secured Convertible Debentures:

•	They mature on October 31, 2006.

•	Interest is payable monthly at 12% annual rate.

•	Monthly principal payments begin on the earlier of (a) one month from the date the registration of the underlying common shares is declared effective, or (b) five months from the date of sale.

•	Monthly payments are equal to the outstanding balance divided by the remaining number of months to the maturity date.

•	They are convertible into common shares at the option of CSI Finance at a conversion rate of $ 0.025 per share.

•
They are redeemable at the option of Sagamore Holdings at face value plus a 20% premium above the market value of the underlying shares of common stock if the market value is greater than the conversion price.

•	The Company must seek the consent of the holder if it wishes to sell any additional shares of capital stock or grant any additional security interests in its assets.

The shares of common stock issuable by the Company to the investor upon conversion of shares of the Secured Convertible Debentures will not be registered initially under the Securities Act of 1933. To provide for the registration of such underlying shares, the Company and the investor entered into a registration rights agreement, dated November 10, 2005, requiring the Company to prepare and file a registration statement covering the resale of the shares of common stock underlying the Secured Convertible Debentures. The registration rights agreement required the Company to use its best efforts to cause such registration statement to be declared effective no later than 150 days following November 10, 2005 (the date of the Registration Rights Agreement).

The Registration Rights Agreement also contains a liquidated damages provision which calls for CSI Finance to receive from the Company a specified amount of cash or shares if: (i) the Company fails to file a registration statement covering the underlying shares of common stock within 30 days of November 10, 2005, and, (ii) the registration statement is not declared effective within 150 days following November 10, 2005. In the event that one of the aforementioned failures occurs, the Registration Rights Agreement calls for the Company to pay, at the option of CSI Finance, a cash amount or shares of common stock equal to 2% of the liquidated amount, as defined, of that portion of the Secured Convertible Debentures which has not been converted into common stock as of the occurrence of such failure, with such amount to be paid by the Company to CSI Finance on a monthly basis after the occurrence of such failure. CSI Finance is entitled to receive the aforementioned damages until such time as the registration statement is declared effective. Since a registration statement registering the underlying shares of common stock was not filed within 30 days after the date of the registration rights agreement, nor is it likely that the registration rights agreement will be declared effective within 150 days from November 10, 2005, the Company will be required to record charges for the penalty beginning December 10, 2005.

SAGAMORE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13- Subsequent events (continued):

Subsequent to the commencement of the SPA, the ancillary agreements and the sale of the Secured Convertible Debentures discussed above, the Company has not complied with several provisions of these agreements and was thus in default as of January 22, 2006. The Company has not paid interest, it has not timely filed the registration statement for the underlying securities, it is not current in its filing of its tax returns and it remains in default under the terms of its bank credit facility. Accordingly, CSI Finance could force the immediate repayment of the Secured Convertible Debentures.

On November 11, 2005, Corporate Strategies Inc. (“Corporate Strategies”) entered into a stock purchase agreement pursuant to which it purchased 70,600,000 shares of Sagamore Holdings’ common stock from previous holders who were also officers of the Company. As a result, Corporate Strategies acquired approximately 70% of the total shares of Sagamore Holdings’ common stock outstanding as of the date of said agreement, which resulted in a change in control of Sagamore Holdings and an event of default as defined in the loan agreements with Comerica and Jaco (see Notes 1, 8 and 9). Mr. Timothy J. Connolly is the Chief Executive Officer of CSI Finance and Corporate Strategies.

In connection with the acquisition of the control of Sagamore Holdings by Corporate Strategies, the previous holders of the common shares simultaneously resigned from their positions as executive officers and members of the Board of Directors of Sagamore Holdings; agreed to the cancellation of their shares of the Series B preferred stock; and agreed to the cancellation of their respective employment agreements.

As of January 22, 2006, CSI Finance had acquired $655,237 of such debentures pursuant to the SPA.

Restructuring of manufacturing facility:

In November 2005, management decided to downsize the Company’s manufacturing facility in Woburn, Massachusetts and operate it as a satellite operation instead of a full service facility due to a slowdown in the electronics industry and the loss of business because of customers moving the manufacturing of certain products to Asian sources. In connection therewith, the Company incurred approximately $40,000 in severance costs relating to the termination of 50 employees. These costs will be recorded in the Company’s consolidated statement of operations for the fiscal quarter ending January 1, 2006, the period in which management made the decision to downsize.

Since the manufacturing equipment at this facility was underutilized prior to June 30, 2005, and was subsequently abandoned or segregated for sale, the Company recognized an loss of $116,000 on the equipment in Fiscal 2005.