Form 10QSB
period 2005-10-02
SAGAMORE HOLDINGS INC
filed 2006-05-12
CIK 1317402

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 2005

                        COMMISSION FILE NUMBER 333-122822

                                  ------------

                             SAGAMORE HOLDINGS, INC.
               (Exact Name of registrant as specified in charter)

                      FLORIDA                        20-1600519
          (State or other jurisdiction of          (IRS Employer
          incorporation or organization)       Identification number)

                               402 Prospect Street
                             BRANDON, VERMONT 05733
                    (Address of principal executive offices)
                                   (Zip Code)

                                  802-247-6811
              (Registrant's telephone number, including area code)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or of such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      As of April 4, 2006, there were 101,540,000 shares of the Company's common stock, par value $.01 per share outstanding.

                             SAGAMORE HOLDINGS, INC.

                                FORM 10-QSB INDEX


                                                                                                      Page
                                                                                                      ----
                                                                                                     Number
                                                                                                     ------

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed consolidated balance sheet as of October 2, 2005 (Unaudited)                                   3 - 4
Condensed consolidated statements of operations for the three months ended October 2, 2005 and               5
for the period from September 15, 2004 (Date of Capitalization) through October 3, 2004
(Unaudited)
Condensed consolidated statements of Cash Flows for the three months ended October 2, 2005 and           6 - 7
for the period from September 15, 2004 (Date of Capitalization) through October 3, 2004
(Unaudited)
Notes to Condensed consolidated Financial Statements (unaudited)                                        8 - 18
Item 2. Management's Discussion and Analysis or Plan of Operation                                      18 - 24
Item 3. Controls and Procedures                                                                        24 - 26

PART II - OTHER INFORMATION
Item 1. Legal Proceedings                                                                                   27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                                         27
Item 3. Defaults Upon Senior Securities                                                                27 - 31
Item 4. Submission of Matters to a Vote of Security Holders                                                 31
Item 5. Other Information                                                                                   31
Item 6. Exhibits                                                                                       32 - 34
SIGNATURES                                                                                                  35

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     SAGAMORE HOLDINGS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 OCTOBER 2, 2005
                                   (UNAUDITED)

ASSETS
Current assets:
  Cash                                                                               $           210,941
  Accounts receivable, net of allowance for doubtful accounts of $70,063                       2,162,374
  Inventories, net of allowance for obsolescence of $733,000                                   3,443,396
  Prepaid expenses and other current assets                                                      200,701
                                                                                     --------------------
    Total current assets                                                                       6,017,412

Property and equipment, net                                                                    1,708,862

Identifiable intangible assets, net                                                            1,168,474

                                                                                     --------------------

    Total                                                                            $         8,894,748
                                                                                     ====================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Revolving credit facility borrowings                                               $         2,897,113
  Term loan                                                                                      960,000
  Note payable to former parent of subsidiary                                                  2,750,000
  Accounts payable                                                                             3,329,159
  Accrued expenses and other current liabilities                                                 724,958
                                                                                     --------------------
    Total current liabilities                                                                 10,661,230

Accrued cumulative dividends on Series A preferred shares                                        312,000
                                                                                     --------------------

Total liabilities                                                                             10,973,230
                                                                                     --------------------

Commitments and contingencies

                     SAGAMORE HOLDINGS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 OCTOBER 2, 2005
                                   (UNAUDITED)
                                   (Continued)

Stockholders' Deficiency:
  Preferred stock, 100,000,000 shares authorized:
    Series A redeemable convertible preferred stock, $.001
      par value; 6,000,000 shares issued and outstanding
      (liquidation preference $6,000,000)                                 6,000
    Series B convertible preferred stock, no par value;
     10,000,000 shares issued and outstanding                                 0
Common stock, $.001 par value; 2,000,000,000 shares
    authorized; 101,540,000 shares issued and outstanding               101,540
Additional paid-in capital                                            6,593,360
Accumulated deficit                                                  (8,779,382)
                                                                    -----------
    Total stockholders' deficiency                                   (2,078,482)
                                                                    -----------

    Total                                                           $ 8,894,748
                                                                    ===========

            See Notes to Condensed Consolidated Financial Statements.

                     SAGAMORE HOLDINGS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     THE THREE MONTHS ENDED OCTOBER 2, 2005
       AND FOR THE PERIOD FROM SEPTEMBER 15, 2004 (DATE OF CAPITALIZATION)
                            THROUGH OCTOBER 3, 2004
                                   (UNAUDITED)

                                                                        THREE          PERIOD FROM
                                                                       MONTHS         SEPT. 15, 2004
                                                                        ENDED            THROUGH
                                                                  OCTOBER 2, 2005    OCTOBER 3, 2004
                                                                  ---------------    ---------------
Net sales                                                         $   4,310,946       $           0

Cost of sales                                                         4,729,126                   0
                                                                  -------------       -------------
Gross loss                                                             (418,180)                  0
                                                                  -------------       -------------

Operating expenses:
  General and administrative                                            462,087           1,747,500
  Selling                                                               120,776                   0
  Impairment of goodwill                                                105,500
                                                                  -------------       -------------
    Total                                                               688,363           1,747,500
                                                                  -------------       -------------

Loss from operations                                                 (1,106,543)         (1,747,500)

Interest expense                                                        115,890                   0
                                                                  -------------       -------------

Net loss                                                             (1,222,433)         (1,747,500)

Preferred stock dividends on Series A preferred shares                   75,000                   0
                                                                  -------------       -------------

Net loss applicable to common shares                              $  (1,297,433)      $  (1,747,500)
                                                                  =============       =============

Loss per common share - basic and diluted                         $       (0.01)      $       (0.02)
                                                                  =============       =============

Weighted average common shares (including Series B preferred
shares) outstanding                                                 110,540,000          98,421,053
                                                                  =============       =============


            See Notes to Condensed Consolidated Financial Statements.

                     SAGAMORE HOLDINGS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED OCTOBER 2, 2005
                     AND THE PERIOD FROM SEPTEMBER 15, 2004
                            (DATE OF CAPITALIZATION)
                             THROUGH OCTOBER 3, 2004
                                   (UNAUDITED)

                                                                        THREE         PERIOD FROM
                                                                        MONTHS      SEPT. 15, 2004
                                                                        ENDED           THROUGH
                                                                  OCTOBER 2, 2005   OCTOBER 3, 2004
                                                                  ---------------   ---------------
Operating activities:
Net loss                                                            $(1,222,433)      $(1,747,500)
Adjustments to reconcile net loss to net used in
  operating activities:
  Depreciation and amortization of property and equipment               141,909
  Amortization of identifiable intangibles                               38,700
  Provision for doubtful accounts                                         5,000
  Impairment of goodwill                                                105,500
  Series B shares issued to officers and founders for services                            750,000
  Common shares issued to officers and founders for services                              882,500
  Intrinsic value of stock options issued to employee                                      22,500
  Common shares issued for consulting services                                             75,000
  Common shares issued in connection with standby equity
      distribution agreement subsequently terminated                                       17,500
Changes in operating assets and liabilities:
  Accounts receivable                                                     2,648
  Inventories                                                           632,503
  Prepaid expenses and other current assets                             (43,237)
  Accounts payable - trade                                              247,061
  Accrued expenses and other current liabilities                         89,397
                                                                    -----------       -----------
      Net cash used in operating activities                              (2,952)                0

Investing activities:
  Purchase of net assets of
    Nexus Custom Electronics, Inc.,
    net of cash received of $92,335                                                    (5,233,919)
  Purchases of property and equipment                                   (23,260)
                                                                    -----------       -----------
    Net cash used in investing activities                               (23,260)       (5,233,919)
                                                                    -----------       -----------

Financing activities:
  Proceeds from sale of Series A shares                                                 5,250,000
  Net proceeds from credit facility borrowings                          137,690           319,049

                     SAGAMORE HOLDINGS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED OCTOBER 2, 2005
                     AND THE PERIOD FROM SEPTEMBER 15, 2004
                            (DATE OF CAPITALIZATION)
                             THROUGH OCTOBER 3, 2004
                                   (UNAUDITED)
                                   (CONTINUED)

                                                                                THREE         PERIOD FROM
                                                                                MONTHS       SEPT. 15, 2004
                                                                                ENDED           THROUGH
                                                                           OCTOBER 2, 2005  OCTOBER 3, 2004
                                                                           ---------------  ---------------
  Repayment of capital lease obligation                                                       $ (242,795)
  Term loan principal payments                                               $  (60,000)
                                                                             ----------       ----------
      Net cash provided by financing activities                                  77,690        5,326,254
                                                                             ----------       ----------

Net increase in cash                                                             51,478           92,335
Cash, beginning of period                                                       159,463                0
                                                                             ----------       ----------
Cash, end of period                                                          $  210,941       $   92,335
                                                                             ==========       ==========



Supplemental disclosure of cash flow information:

       Interest paid                                                         $   71,419       $        0
                                                                             ==========       ==========
Supplemental disclosure of non-cash investing and financing activities:
   Preferred stock dividends accrued                                         $   75,000               --
                                                                             ==========       ==========
   Earn out provision relating to acquisition of Nexus                       $  105,500               --
                                                                             ==========       ==========
   Credit facility obligations incurred in connection with
         acquisition                                                         $       --       $4,076,254
                                                                             ==========       ==========
   Liabilities assumed in connection with acquisition                        $       --       $2,966,987
                                                                             ==========       ==========
   Note payable issued to former parent of subsidiary in
         connection with acquisition                                         $       --       $2,750,000
                                                                             ==========       ==========
Issuance of 2,500,000 common shares to finder on sale of
        preferred stock                                                      $       --       $    2,500
                                                                             ==========       ==========

            See Notes to Condensed Consolidated Financial Statements.

                     SAGAMORE HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1. BASIS OF PRESENTATION

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Sagamore Holdings, Inc, ("Sagamore Holdings") and "Subsidiary" as of October 2, 2005 and their results of operations and cash flows for the three months ended October 2, 2005 and the period from September 15, 2004 (date of capitalization) through October 3, 2004. The results of operations for the three months ended October 2, 2005 are not necessarily indicative of the results to be expected for the full year ending June 30, 2006.

      As used herein, the "Company" refers to Sagamore Holdings or Sagamore Holdings together with its subsidiary. The Company's fiscal year ends on June 30th. The interim fiscal quarters consist of thirteen weeks ending on a Sunday.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission for interim financial statements. The unaudited condensed consolidated financial statements and the notes thereto in this report should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005 (the "10-KSB").

      Sagamore Holdings, Inc. was formed and incorporated in the State of Florida on August 30, 2004 to acquire substantially all of the net assets and the business of Nexus Custom Electronics, Inc. ("Nexus"). It was initially capitalized on September 15, 2004, and it acquired Nexus from Jaco Electronics, Inc. ("Jaco") on September 20, 2004.

      The acquisition was accounted for pursuant to the purchase method of accounting as if the acquisition was completed on October 3, 2004, the end of the interim period closest to the actual date of the acquisition. Accordingly, (i) the assets (including the identifiable intangible assets) and the liabilities of Nexus were recorded as of that date at their estimated fair values and (ii) the unaudited condensed consolidated statement of operations for the period from September 15, 2004 (date of capitalization) through October 3, 2004 does not include any amounts related to the results of operations of Nexus (under the purchase method, the Company was required to include such results of operations only for periods subsequent to October 3, 2004). The Company's other activities during the period from September 15, 2004 (date of capitalization) through October 3, 2004 were limited to its formation and obtaining financing for and to consummating the acquisition of Nexus. Accordingly, the results of operations reflected in the unaudited condensed consolidated statement of operations for the period from September 15, 2004 (date of capitalization) to October 3, 2004 were limited to expenses related to its formation and obtaining financing for and to consummate the acquisition.

      The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company incurred a net loss of $1,222,433 for the three months ended October 2, 2005 and $8,779,382 from its inception through October 2, 2005, and it had a net working capital deficiency of $4,643,818 at October 2, 2005. It also did not meet certain covenants under its credit facility with Comerica Bank ("Comerica") for a revolving credit facility (the "revolver") and a term loan, and its promissory note with Jaco and, accordingly, the outstanding balance of $3,857,113 under the credit facility ($2,897,113 under the revolver and $960,000 under a term loan) and the outstanding balance of $2,750,000 under the Jaco note agreement were in default as of October 2, 2005 and classified in current liabilities in the unaudited condensed consolidated balance sheet.

      The Company entered into a forbearance agreement with Comerica on July 15, 2005, effective July 1, 2005 through August 1, 2005, which essentially provided for an extension of the revolver under the credit facility which expired July 1, 2005, and also provided that Comerica would not exercise its right to call for acceleration of all amounts due under the term loan and the revolver under the credit facility, if the Company met certain conditions. Effective August 1, 2005, the Company and Comerica agreed to extend the maturity date of the revolver under the credit facility to September 1, 2005. However, the maturity date has not been further extended and the loan balances remain in default. The Company and Comerica have been negotiating an extension of the forbearance agreement from September 1, 2005 through June 30, 2006. If an extension is agreed upon, management of the Company intends to attempt to negotiate an amendment to the credit facility in order to further extend the facility under terms the Company can comply with going forward. However, there can be no assurance that the Company will get an extension of the forbearance agreement and/or amendments to the credit facility.

      Comerica may force immediate repayment of amounts due under the credit facility and invoke penalty interest (up to three percentage points or approximately $114,000 annually) at the lender's discretion. Since the Company had not been notified that it would be charged penalty interest, it was not required to accrue any as of October 2, 2005.

      Unless the Company can negotiate an extension of the forbearance agreement and/or amendments to the credit facility as discussed above, and it can resolve its default under the promissory note with Jaco, the Company's operating results and cash flows will not be adequate to enable it to pay the balance due at or subsequent to October 2, 2005 unless it can obtain an alternate credit facility and/or additional financing. Management cannot assure that the Company will be able to obtain such an extension, amendment or resolution. These matters raise substantial doubt about the Company's ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amount and classification of liabilities that might result from the outcome of this uncertainty.

      As further explained in Note 8 herein, on November 10, 2005, Sagamore Holdings entered into a Securities Purchase Agreement (the "SPA"), which provides for the sale of up to $1,250,000 of Secured Convertible Debentures to a new investor subject to certain conditions. As of March 10, 2006, Sagamore Holdings had sold $743,285 of Secured Convertible Debentures to the new investor. However, as of that date, the Company was in default under the terms of the Secured Convertible Debentures and the Company may not be able to obtain any additional funding under the SPA. The Company has no other agreements in place other than the SPA providing for additional debt or equity financing for the Company.

      If the Company cannot complete the above mentioned actions related to the credit facility, resolve its default under the promissory note and obtain additional proceeds under the SPA, it would have to examine other strategic alternatives, including raising capital in the debt or equity markets, or a possible sale or liquidation of its business.

Note 2. Loss Per Common Share and Stock-Based Compensation

LOSS PER COMMON SHARE

      Basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period, including the outstanding shares of Series B Convertible preferred stock which are substantially equivalent to shares of common stock.

      Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding adjusted for the dilutive effects of the assumed issuance of potentially dilutive securities. The Company's basic and diluted loss per common share amounts are the same since the Company had a net loss in each period and the assumed exercise of stock options and the conversion of the Series A convertible preferred stock outstanding as of October 2, 2005 would be anti-dilutive. The number of shares issuable upon the exercise of outstanding options and the conversion of the outstanding Series A convertible preferred stock that could dilute earnings per share in future periods was 11,000,000 and 8,500,000 at October 2, 2005 and October 3, 2004, respectively.

STOCK-BASED COMPENSATION

      Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), provides for the use of a fair value-based method of accounting for employee stock compensation. However, SFAS 123 also allows an entity to continue to measure compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. The Company has elected to account for employee stock options using the intrinsic value method under APB 25. By making that election, it is required by SFAS 123 and SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"), to provide pro forma disclosures of net income (loss) and income (loss) per common share as if a fair value-based method of accounting had been applied. As of June 30, 2005, all stock options had vested, and accordingly, the Company had no pro forma adjustments to make to employee compensation or loss per common share amounts for those options, all of which were granted between October 3, 2004 and June 30, 2005.

Note 3. Inventories

      Inventories include costs of materials, labor and overhead, and are stated at the lower of cost or market, with cost being determined using the first-in, first-out method. The Company has provided for an allowance for obsolescence based on historical experience, on hand quantities, usage and backlog. Following is the inventory detail as of October 2, 2005:

      Raw materials                       $1,628,515
      Work-in-process                      1,234,779
      Finished goods                         580,102
                                         -----------

      Total Inventories                   $3,443,396
                                          ==========

Note 4. Acquisition of Nexus

      In connection with the acquisition of Nexus, the Company is required to pay to Jaco additional consideration under an earn out provision calculated at 5% of the net sales of Nexus in excess of $20,000,000 for each of the succeeding six years from the date of acquisition (September 20, 2004) limited to total payments of $1,000,000.

      For the three months ended October 2, 2005, the Company had initially recorded an earn out provision totaling $105,500 which was allocated as goodwill. Based on the Company's results of operations and management's estimates of future discounted cash flows, the Company recognized an impairment loss in the amount of $105,500 in the condensed consolidated statement of operations.

      The following unaudited pro forma financial information presents the consolidated results of operations for the three months ended October 3, 2004, as if the acquisition had occurred on July 1, 2004, after giving effect to certain adjustments. The pro forma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during this period.

                                                                    THREE
                                                                    MONTHS
                                                                    ENDED
                                                              OCTOBER 3, 2004
                                                              ------------------
                                                                (Unaudited)
                                                              ------------------

           Net sales                                               $6,037,240
                                                              ==================
           Net loss                                              ($1,880,506)
                                                              ==================
           Weighted average number of common shares
           outstanding                                           110,000,000
                                                              ==================
           Loss per common share - basic and diluted                 ($0.02)
                                                              ==================


      The consideration to be paid to Jaco is required to be adjusted either up or down on a dollar-for-dollar basis up to $500,000 if the net working capital of Nexus as of September 20, 2004 was more or less than a target working capital of $7,331,000. On November 19, 2004, Nexus received a statement from Jaco claiming that there should be an adjustment to increase the purchase price by $500,000 and Nexus informed Jaco that it believes there should be an adjustment to decrease the purchase price by $500,000. This dispute is being negotiated. However, it is likely that arbitration before an agreeable accounting firm will occur. There is a chance that the Company may be unsuccessful. If the Company is unsuccessful on the merits, this would have a material adverse effect on our working capital.

      The target net working capital adjustment related to the acquisition described above remained in dispute as of April 11, 2006. The Company disputes the amount due Jaco under the purchase agreement. In addition, the Company intends to pursue its claims and remedies against Jaco.

Note 5. Credit Facility

      Nexus obtained a $5,000,000 credit facility with Comerica, which is collateralized by all of its assets. The credit facility includes a $1,200,000 term loan and a $3,800,000 revolver. During the period from September 15, 2004 (date of capitalization) through October 2, 2005, Nexus borrowed a total of $3,119,049 under the credit facility. $1,200,000 was advanced under the term loan and $3,119,049 was advanced under the revolver. As a result of repayments, the balance of the revolver was reduced to $2,897,113 and the balance of the term loan was reduced to $960,000 as of October 2, 2005.

      The term loan is payable in monthly principal payments of $20,000 through November 1, 2009. Interest at prime plus 1.5% is payable monthly commencing on October 1, 2004 (an effective rate of 8.25% at October 2,
      2005). The revolver matured on July 1, 2005 but was effectively extended until September 1, 2005 under the forbearance agreement. The borrowings under the revolver bear interest at prime plus 1%, or alternatively at LIBOR plus 3.75% (an effective rate of 7.75% at October 2, 2005). Borrowings under the revolver are limited to credit available based on eligible accounts receivable and inventory as defined in the credit facility. The credit facility contains restrictive covenants that, among other things, restrict the payment of dividends, additional indebtedness, lease financing, capital expenditures and investments. The covenants also require Nexus to meet certain financial ratios and maintain minimum levels of tangible net worth.

      As of October 2, 2005, the Company did not meet the requirements of four covenants: minimum working capital ratio; debt service ratio ("EBITDA"), as defined, divided by interest and principal payment requirements); leverage ratio (liabilities to tangible net worth ratio) and minimum tangible net worth (tangible net worth includes subordinated debt but excludes intangible assets), and therefore, the loans were in default. Due to the default, $720,000 initially scheduled to be paid after October 1, 2006 was classified as a current liability.

      Comerica may force immediate repayment of amounts due under the credit facility and invoke penalty interest (up to three percentage points or approximately $114,000 annually) at the lender's discretion. Since the Company had not been notified that it would be charged penalty interest, it was not required to accrue any as of October 2, 2005.

Note 6. Note payable to former parent of subsidiary:

      In connection with the acquisition of Nexus, consideration totaling $2,750,000 is payable through a five-year promissory note issued to Jaco, the former parent of Nexus. Interest is payable quarterly from December 1, 2004 until September 1, 2009 at the lesser of a specified prime rate or 7%. The promissory note is payable in principal payments on the following dates: $500,000 on September 1, 2006, $156,250 per quarter commencing on December 1, 2006 through September 1, 2008 and $250,000 per quarter commencing on December 1, 2008 through September 1, 2009. As of October 2, 2005, the Company was in default under the terms of the promissory note because it had not paid interest on the promissory note since February 2005. The change in control in November 2005 was also an event of default under the promissory note as described in Note 8.

      As of April 11, 2006, the Company has not made any more interest payments and it had not negotiated any waivers related to either of the events of default. As of April 11, 2006, the note holder had not given notice that it would declare the note immediately due and payable, although it has the right to do so. As a result of these events of default as of October 2, 2005, the outstanding balance of $2,750,000 under the note agreement has been classified as a current obligation. Defaults under other loan agreements, on loan amounts exceeding $5,000,000 could also result in an event of default under the terms of the promissory note agreement.

Note 7. Stockholders' Deficiency

      As explained in Note 6 in the 10-KSB, on September 15, 2004, the Company sold 6,000,000 Series A preferred shares and received net proceeds of $5,250,000. In addition, the Company issued 2,500,000 shares of its common stock to a third party as a commitment fee. Each Series A preferred share entitles the holder to receive a cumulative 5% dividend when declared by the Company's Board of Directors. As of October 2, 2005, no dividends have been declared and undeclared cumulated dividends in arrears, which have been accrued, were approximately $312,000.

      Each share of Series A preferred stock can be converted into shares of the Company's common stock at the option of the holder as determined by dividing (a) the sum of (i) the amount due to the Series A holder upon liquidation, plus (ii) all accrued but unpaid dividends, by (b) the conversion price, which is equal to the lesser of (a) $1.00 per share (adjusted in the event of a subdivision or combination of shares), or (b) 80% of the average of the lowest closing bid price of the common stock during the five trading days immediately preceding the date of conversion, assuming a public market exists for shares of common stock.

      In accordance with the consensus for EITF Issue No. 98-5 and EITF Issue No. 00-27, the intrinsic value of the common shares issuable upon the assumed conversion of the Series A preferred shares as of the commitment date exceeded the proceeds from the issuance of the Series A preferred shares by approximately $1,600,000, which represents a contingent beneficial conversion feature that is analogous to a dividend on the Series A preferred shares and, therefore, would be reflected as a decrease in the net income or an increase in the net loss applicable to common stockholders if and when a public market exists for the shares of the Company's common stock.

      The Company has the right to redeem any outstanding shares of the Series A preferred stock at an amount equal to 120% of the liquidation amount. In the event that the Company exercises a right of redemption, the holder would receive a warrant to purchase 50,000 shares of the Company's common stock for every $100,000 of the liquidation amount redeemed.

      As a result of the issuance of the registration rights agreement described below that containS a liquidated damages clause which could cause the Company to issue a number of shares of common stock as a result of its failure to register the Series A preferred stock on a timely basis that could exceed the number of common shares authorized, the Company is required to follow EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock by the Company" in determining whether the Series A preferred shares can be included in stockholders' equity. Since management of the Company controls well in excess of 51% of the Company's voting stock, it can control the number of shares authorized and in accordance with the provisions of EITF Issue No. 00-19, the proceeds of the issuance of the Series A preferred shares are reflected as equity in the accompanying unaudited condensed consolidated balance sheet as of October 2, 2005.

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

      The registration rights agreement also contains a liquidated damages provision which calls for the holder to receive from the Company a specified amount of shares if: (i) The Company fails to file a registration statement covering the underlying shares of common stock within 60 days of September 15, 2004, and, (ii) the registration statement is not declared effective within 210 days following September 15, 2004. In the event that one of the aforementioned failures occurs, the registration rights agreement calls for the Company to pay the holder common stock equal to 2% of the liquidated amount, as defined, of that portion of the Series A preferred shares which has not been converted into common stock as of the occurrence of such failure, with such amount to be paid by the Company to the holder on a monthly basis after the occurrence of such failure. The holder is entitled to receive the aforementioned damages until such time as the registration statement is declared effective. Since the registration statement registering the underlying shares of common stock was not filed within 60 days or declared effective within 210 days from September 15, 2004, the holder became entitled to receive such damages payable in common stock. The aggregate shares computed under this provision totaled 11,000,000 as of October 2, 2005. The value of these shares is immaterial and has not been reflected in these financial statements.

Note 8. Sale of Securities, Registration Rights Agreement and Change in Control

      Sagamore Holdings entered into the SPA on November 10, 2005 with CSI Business Finance, Inc. ("CSI Finance"), a new investor, which provides for the sale of up to $1,250,000 of Secured Convertible Debentures that will be convertible into common shares of Sagamore Holdings. The SPA will expire on October 31, 2006. The Company paid $125,000 for loan origination fees which are being amortized through October 31, 2006. In addition to the SPA, Sagamore Holdings and CSI Finance entered into ancillary agreements covering CSI's registration rights for the underlying common stock, and the security for any amount loaned. All assets of Sagamore Holdings are pledged under this agreement. At the date of the agreement, and at April 11, 2006, the only assets owned by Sagamore Holdings were its shares of Nexus, its wholly-owned operating subsidiary and, accordingly, the assets of Nexus are the primary security for any amount loaned. However, CSI Finance's lien on such assets is subordinate to the lien held by Comerica.

      The following are the principal terms of the Secured Convertible
      Debentures:

o     They mature on October 31, 2006.

o     Interest is payable monthly at 12% annual rate.

o Monthly principal payments begin on the earlier of (a) one month from the date the registration of the underlying common shares is declared effective, or (b) five months from the date of sale.

o Monthly payments are equal to the outstanding balance divided by the remaining number of months to the maturity date.

o They are convertible into common shares at the option of CSI Finance at a conversion rate of $ 0.025 per share.

o They are redeemable at the option of Sagamore Holdings at face value plus a 20% premium above the market value of the underlying shares of common stock if the market value is greater than the conversion price.

o The Company must seek the consent of the holder if it wishes to sell any additional shares of capital stock or grant any additional security interests in its assets.

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



      Subsequent to the commencement of the SPA, the ancillary agreements and the sale of the Secured Convertible Debentures discussed above, the Company has not complied with several provisions of these agreements and was thus in default as of March 10, 2006. The Company has not paid interest, it has not timely filed the registration statement for the underlying securities, it is not current in its filing of its tax returns and it remains in default under the terms of its bank credit facility. Accordingly, CSI Finance could force the immediate repayment of the Secured Convertible Debentures.

      On November 11, 2005, Corporate Strategies Inc. ("Corporate Strategies") entered into a stock purchase agreement pursuant to which it purchased 70,600,000 shares of Sagamore Holdings' common stock from previous holders who were also officers of the Company. As a result, Corporate Strategies acquired approximately 70% of the total shares of Sagamore Holdings' common stock outstanding as of the date of said agreement, which resulted in a change in control of Sagamore Holdings and an event of default as defined in the loan agreements with Comerica (see Notes 5 and 6 herein). Mr. Timothy J. Connolly is the Chief Executive Officer of CSI Finance and Corporate Strategies.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

      Information included or incorporated by reference in this filing may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology.

      This filing contains forward-looking statements, including statements regarding, among other things, (a) our projected sales and profitability,
      (b) our Company's growth strategies, (c) our Company's future financing plans and (d) our Company's anticipated needs for working capital. These statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as in this prospectus generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this filing generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

      The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements of Sagamore Holdings, Inc. ("Sagamore Holdings" or the "Company"), and the related notes thereto included elsewhere herein.

OVERVIEW

      Sagamore Holdings, Inc. ("Sagamore Holdings") was formed and incorporated in the State of Florida on August 30, 2004 to acquire substantially all of the net assets and the business of Nexus ("Nexus"), a wholly-owned subsidiary of Jaco Electronics, Inc. ("Jaco"). Sagamore Holdings was initially capitalized on September 15, 2004, and it acquired Nexus on September 20, 2004. As used herein, the "Company" refers to Sagamore Holdings, or Sagamore Holdings together with its subsidiary.

      The acquisition was accounted for pursuant to the purchase method of accounting as if the acquisition was completed, effectively, on October 3, 2004, the end of the interim period closest to the actual date of the acquisition and accordingly, (i) the assets (including the identifiable intangible assets) and the liabilities of Nexus were recorded as of that date at their estimated fair values and (ii) the unaudited condensed consolidated statement of operations for the period from September 15, 2004 (date of capitalization) through October 3, 2004 do not include any amounts related to the operations of Nexus prior to October 3, 2004. The Company's other activities during the period from September 15, 2004 (date of capitalization) through October 3, 2004 were limited to its formation and obtaining financing for and to consummate the acquisition.

      The Company provides contract-manufacturing services to industrial original equipment manufacturers ("OEMs") customers. Our subsidiary's core customer base consists primarily of small and medium-sized manufacturers that produce electronic equipment used in a wide variety of industries. Sales from our business are recognized at the time products are shipped to customers and may vary depending on the time of customers' orders, product mix and availability of component parts. Substantially all of our business is performed on a turnkey basis, which involves the procurement of specified components and raw materials from our network of suppliers and other suppliers, assembly of components on printed circuit boards and post-assembly testing. OEMs then incorporate the printed circuit boards into finished products. In assembling printed circuit boards, Nexus is capable of employing both conventional pin-through-hole interconnection technology, as well as advanced surface mount technology. Pin-through-hole interconnection technology is a method of assembling printed circuit boards in which component leads are inserted and soldered into plated holes in the board. Surface mount technology is a method of assembling printed circuit boards in which components are fixed directly to the surface of the board, rather than being inserted into holes. The gross profit margin for such materials is generally lower than the gross profit associated with the manufacturing process and other value-added services.

GOING CONCERN

      The unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company for the three months ended October 2, 2005 incurred a net loss of $1,222,433 and had a net working capital deficiency of $4,643,818 at October 2, 2005. It also did not meet certain covenants under its credit facility with Comerica Bank ("Comerica") and a promissory note with Jaco and, accordingly, the outstanding balance of $3,857,113 under the credit facility ($2,897,113 under the revolver and $960,000 under the term loan) and the outstanding balance of $2,750,000 under the Jaco note agreement were in default as of October 2, 2005 and classified in current liabilities in the unaudited condensed consolidated balance sheet. Accordingly, there is substantial doubt as to the ability of Sagamore Holdings and its subsidiary to continue as a going concern.

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

      Comerica may force immediate repayment of amounts due under the credit facility and invoke penalty interest (up to three percentage points or approximately $114,000 annually) at the lender's discretion. Since the Company had not been notified that it would be charged penalty interest, it was not required to accrue any as of October 2, 2005.

      Unless the Company can negotiate an extension of the forbearance agreement and/or amendments to the credit facility as discussed above, and it can resolve its default under the promissory note with Jaco, the Company's operating results and cash flows will not be adequate to enable it to pay the balance due at or subsequent to October 2, 2005 unless it can obtain an alternate credit facility and/or additional financing. Management cannot assure that the Company will be able to obtain such an extension, amendment or resolution. These matters raise substantial doubt about the Company's ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amount and classification of liabilities that might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS
---------------------

      Three months ended October 2, 2005 and from September 15, 2004 (date of capitalization) through October 3, 2004


      The Company's operations for the quarter ended October 2, 2005 reflect revenues of $4,310,946 while operations for the period from September 15, 2004 (date of capitalization) through October 3, 2004 reflects no revenues as explained above in the overview.

      The Company recorded a gross loss of $418,180 for the quarter ended October 2, 2005. The gross loss was due to a reduction in margin from competitive price pressure, an increase in wages as a percent of sales, higher manufacturing overhead and higher employee benefit costs.

      Selling, general and administrative expenses for the quarter ended October 2, 2005 were $582,863 compared to $1,747,500 for the period from September 15, 2004 (date of capitalization) through October 3, 2004.

      Selling, general and administrative expenses for the period from September 15, 2004 (date of capitalization) through October 3, 2004 include $1,747,500 of expenses relating to the formation of the Company. These expenses include 88,250,000 shares of common stock valued at $0.01 per share and 10,000,000 shares of Series B convertible preferred stock valued at $0.07 per share issued to officers and founders of the Company, 7,500,000 shares of common stock issued to a consultant valued at $0.01 per share and 1,750,000 shares of common stock valued issued in connection to the standby equity distribution agreement, which was subsequently terminated, at $0.01 per share, and for stock options granted to an employee to purchase 2,500,000 shares of the Company's common stock valued at $0.01 per share.

      Selling, general and administrative expenses for the three months ended October 2, 2005 consists primarily of salaries and related benefits, professional fees, rent and other expenses necessary for the operation of the Company.

      Interest expense was $115,890 for the three months ended October 2, 2005. Interest expense is primarily a result of the debt incurred for the acquisition of Nexus.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash used in operating activities amounted to $2,952 for the quarter ended October 2, 2005. Investing activities used cash of $23,260 for the purchase of property and equipment. Financing activities provided cash of $77,690 which was comprised of proceeds from credit facility borrowings of $137,690 offset by $60,000 of principal payments made on the term loan.

      The Company currently has a $5,000,000 credit facility with Comerica obtained by Nexus which is collateralized by all of its assets. The credit facility includes a $1,200,000 term loan and a $3,800,000 revolver. For the period from September 15, 2004 (date of capitalization) through October 3, 2004, Nexus borrowed a total of $4,319,049 from the credit facility. $1,200,000 was received from the term loan and $3,119,049 was advanced from the revolver. The Company used $4,000,000 borrowed under the credit facility to pay part of the purchase price and the remaining $319,049 was used to pay transaction costs and repay an existing capital lease obligation of Nexus. The term loan is payable in monthly principal payments of $20,000 commencing November 1, 2004 and continuing through November 1, 2009. Interest at prime plus 1.5% is payable monthly commencing on October 1, 2004 (an effective rate of 8.25% at October 2,
      2005). The revolver matured on July 1, 2005 but was effectively extended until September 1, 2005 under the forbearance agreement. The borrowings bear interest at prime plus 1%, or alternatively at LIBOR plus 3.75% (an effective rate of 7.75% at October 2, 2005). Borrowings under the revolver are limited to credit available based on eligible accounts receivable and inventory as defined in the credit facility.

      The outstanding balance of the credit facility as of October 2, 2005 totaled $3,857,113 of which $2,897,113 relates to the revolver and $960,000 to the term loan.

      As of October 2, 2005, Nexus did not meet certain covenants under its credit facility agreement and, accordingly, it was in default. The Company was in violation of the following four covenants:

      (1) Minimum working capital ratio; (2) minimum debt service ratio ("EBITDA") which is earnings before interest, taxes, depreciation and amortization, as defined divided by interest and principal payment requirements), (3) leverage ratio (liabilities to tangible net worth (net worth including subordinated debt but excluding intangible assets); and,
      (4) minimum tangible net worth.

      As a result of the covenant violations as of October 2, 2005, the outstanding balance under the credit facility is in default and the balance of the term loan totaling $960,000 at October 2, 2005, included in the credit facility, has been classified in current liabilities in the unaudited condensed consolidated balance sheet. During the period while the Company is in default under its credit agreement, the lender may force immediate repayment of amounts due ($3,857,113 at October 2, 2005), and invoke penalty interest (up to three percentage points or approximately $114,000 annually) at the lender's discretion. Since the Company has not been notified that it will be charged penalty interest, it has not accrued any as of October 2, 2005. On July 15, 2005, the Company entered into a forbearance agreement with Comerica Bank to extend the maturity date of the revolver under the credit facility from July 1, 2005 to August 1, 2005.

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

      The Company also has a promissory note with an outstanding balance of $2,750,000 at October 2, 2005 that it issued to Jaco as partial consideration for Nexus. The Company has not paid interest since February, 2005 and has incurred a change in control in November, 2005, as defined in the promissory note, both events of which constitute events of default. The note holder has not given notice that it will immediately accelerate the maturity, and declare the note immediately due and payable, although it has the right to do so. As a result of these events of default, the note has been classified as a current obligation. Defaults under other loan agreements, on loan amounts exceeding $5,000,000, could also result in an event of default under this promissory note agreement.

      Unless the Company can negotiate an extension of the forbearance agreement and/or amendments to the credit facility as discussed above, and it can resolve its default under the promissory note with Jaco, the Company's operating results and cash flows will not be adequate to enable it to pay the balance due at or subsequent to October 2, 2005 unless it can obtain an alternate credit facility and/or additional financing. Management cannot assure that the Company will be able to obtain such an extension, amendment or resolution. These matters raise substantial doubt about the Company's ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amount and classification of liabilities that might result from the outcome of this uncertainty.

      On November 10, 2005, Sagamore Holdings entered into the Securities Purchase Agreement ("SPA") with CSI Business Finance, Inc. ("CSI Finance"), a new investor, which provides for the sale of up to $1,250,000 of Secured Convertible Debentures that will be convertible into common shares of Sagamore Holdings. The SPA will expire on October 31, 2006. The Company paid $125,000 for loan origination fees which are being amortized through October 31, 2006. In addition to the SPA, Sagamore Holdings and CSI Finance entered into ancillary agreements covering CSI's registration rights for the underlying common stock, and the security for any amount loaned. All assets of Sagamore Holdings are pledged under this agreement. At the date of the agreement, and at January 22, 2006, the only assets owned by Sagamore Holdings were its shares of Nexus, its wholly owned operating subsidiary and, accordingly, the assets of Nexus are the primary security for any amount loaned. However, CSI Finance's lien on such assets is subordinate to the lien held by Comerica.

      On November 11, 2005, Corporate Strategies Inc. ("Corporate Strategies") entered into a stock purchase agreement pursuant to which it purchased 70,600,000 shares of Sagamore Holdings' common stock from previous holders who were also officers of the Company. As a result, Corporate Strategies acquired approximately 70% of the total shares of Sagamore Holdings' common stock outstanding as of the date of said agreement, which resulted in a change in control of Sagamore Holdings and an event of default as defined in the loan agreement with Comerica. Mr. Timothy J. Connolly is the Chief Executive Officer of CSI Finance and Corporate Strategies.

      There can be no assurances that the Company will be able to extend the forbearance agreement under the credit facility, amend the credit facility, obtain a waiver from Jaco of the promissory note, or complete its obligations to fully realize the potential funds available under the SPA, and if it does, the costs of the forbearance agreement, new credit facility or other capital may be higher than its current costs.

      If the Company cannot accomplish the above mentioned credit facility actions, resolve its default under the promissory note, and complete its closing obligations under the SPA, it would have to examine other strategic alternatives, including raising capital in the public equity markets, or a possible sale or liquidation of its business.


ITEM 3. CONTROLS AND PROCEDURES

      (A) Evaluation of Disclosure Controls and Procedures

      As of October 2, 2005, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer (who is also the Chief Financial Officer) of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures were not effective, as of the date of that evaluation, for the purposes of recording, processing, summarizing and timely reporting of material information required to be disclosed in reports filed by the Company under the Exchange Act.

      (B) Changes In Internal Controls Over Financial Reporting

      There were no changes in internal controls over financial reporting that occurred during the three months ended October 2, 2005 that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

      Material Weaknesses Identified

      During our preparation of our Form 10-QSB financial statements for the period from July 1, 2005 through October 2, 2005, we identified certain material weaknesses. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 2, a material weakness is a significant control deficiency or a combination of significant control deficiencies that result in there being more than a remote likelihood that a material misstatement in the annual or interim financial statements will not be prevented or detected. These deficiencies and issues include:

o Accounting and Finance Personnel Weaknesses - The Company had insufficient resources to perform the accounting and financial reporting functions and such resources lacked the appropriate level of accounting knowledge, experience and training in the application of accounting principles generally accepted in the United States of America.

o Financial reporting process including footnote disclosure requirements - Our independent registered public accounting firm identified that our Form 10-QSB, was missing some of the disclosures required under generally accepted accounting principles. These deficiencies impacted the timeliness and accuracy of financial reporting. Management prior to the issuance of the Form 10-QSB corrected the effects of these deficiencies. Our disclosure control over financial reporting did not detect these matters and therefore was not effective at detecting these disclosure deficiencies in the financial statements.

o Purchase Accounting - The Company did not have sufficient personnel with adequate knowledge regarding accounting for the acquisition, the purchase price valuation used to acquired intangible assets and the technical accounting and reporting issues related to purchase accounting matters.

o Goodwill and Other Identifiable Intangible Assets. The Company did not have sufficient personnel with adequate knowledge regarding its assessment of the impairment of goodwill and other identifiable intangible assets.

o Income Taxes - The Company did not have sufficient personnel with adequate knowledge regarding income taxes specifically the difference between the income tax basis and financial reporting basis of assets and liabilities.

      The material weaknesses noted above in financial reporting process and closing process resulted in deficiencies in the processes and procedures within our accounting and financial reporting function contributed to delays in the completion and filing of our October 2, 2005 Form 10-QSB.

      The effects of the aforementioned weaknesses related to the closing and preparation of the financial statements were corrected by management prior to the issuance of the Form 10-QSB.

      Remediation Plan regarding the Material Weaknesses

      Management is actively engaged in remediation efforts to address the material weaknesses identified in the Company's internal control over financial reporting as of October 2, 2005. These on-going remediation efforts, outlined below, are specifically designed to address the material weaknesses identified by Management and to improve and strengthen the Company's overall control environment.

      The Company has transformed from a small division in a larger public company to a stand-alone public company. It did not have sufficient internal resources to perform the accounting and financial reporting functions, nor did it have the expertise in the application of generally accepted accounting principles that are necessary as a public company. As a result of these deficiencies, the Company's internally prepared financial statements were missing some of the required generally accepted accounting principles disclosures. These deficiencies impacted the timeliness and accuracy of financial reporting. The effects of these deficiencies were corrected by management prior to the issuance of the October 2, 2005 Form 10-QSB, but it contributed to delays in the completion and filing of this Form 10- QSB.

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

                           PART II - OTHER INFORMATION

ITEMS 1 AND 2. Not Applicable

ITEM 3. Defaults Upon Senior Securities

      The Company currently has a $5,000,000 credit facility with Comerica obtained by Nexus that is collateralized by all of its assets. The credit facility includes a $1,200,000 term loan and a $3,800,000 revolver. For the period from September 15, 2004 (date of capitalization) through October 3, 2004, Nexus borrowed a total of $4,319,049 from the credit facility. $1,200,000 was received from the term loan and $3,119,049 was advanced from the revolver. The Company used $4,000,000 borrowed under the credit facility to pay part of the purchase price and the remaining $319,049 was used to pay transaction costs and repay an existing capital lease obligation of Nexus. The term loan is payable in monthly principal payments of $20,000 commencing November 1, 2004 and continuing through November 1, 2009. Interest at prime plus 1.5% is payable monthly commencing on October 1, 2004 (an effective rate of 8.25% at October 2,
      2005). The revolver matured on July 1, 2005 but was effectively extended until September 1, 2005 under the forbearance agreement and borrowings bear interest at prime plus 1%, or alternatively at LIBOR plus 3.75% (an effective rate of 7.75% at October 2, 2005). Borrowings under the revolver are limited to credit available based on eligible accounts receivable and inventory as defined in the credit facility.

      The term loan is payable in monthly principal payments of $20,000 commencing November 1, 2004 and continuing through November 1, 2009. Interest at prime plus 1.5% is payable monthly commencing on October 1, 2004 (an effective rate of 8.25% at October 2, 2005). The revolver matured on July 1, 2005 but was effectively extended until September 1, 2005 under the forbearance agreement. The borrowings bear interest at prime plus 1%, or alternatively at LIBOR plus 3.75% (an effective rate of 7.75% at October 2, 2005). Borrowings under the revolver are limited to credit available based on eligible accounts receivable and inventory as defined in the credit facility.

      The outstanding balance of the credit facility as of October 2, 2005 totaled $3,857,113 of which $2,897,113 relates to the revolver and $960,000 to the term loan.

      In connection with the acquisition of Nexus, consideration totaling $2,750,000 is payable through a five-year promissory note issued to Jaco, the former parent of Nexus. Interest is payable quarterly from December 1, 2004 until September 1, 2009 at the lesser of a specified prime rate or 7%. The promissory note is payable in principal payments on the following dates: $500,000 on September 1, 2006, $156,250 per quarter commencing on December 1, 2006 through September 1, 2008 and $250,000 per quarter commencing on December 1, 2008 through September 1, 2009. As of October 2, 2005, the Company was in default under the terms of the promissory note because it had not paid interest on the promissory note since February 2005. The change in control in November 2005 was also an event of default under the promissory note as described in Note 8.

      As of April 11, 2006, the Company has not made any more interest payments and it had not negotiated any waivers related to either of the events of default. As of April 11, 2006, the note holder had not given notice that it would declare the note immediately due and payable, although it has the right to do so. As a result of these events of default as of October 2, 2005, the outstanding balance of $2,750,000 under the note agreement has been classified as a current obligation. Defaults under other loan agreements, on loan amounts exceeding $5,000,000 could also result in an event of default under the terms of the promissory note agreement.

      Series A redeemable convertible preferred stock:

      As explained in Note 6 in the 10-KSB, on September 15, 2004, the Company sold 6,000,000 Series A preferred shares and received net proceeds of $5,250,000. In addition, the Company issued 2,500,000 shares of its common stock to a third party as a commitment fee. Each Series A preferred share entitles the holder to receive a cumulative 5% dividend when declared by the Company's Board of Directors. As of October 2, 2005, no dividends have been declared and undeclared cumulated dividends in arrears, which have been accrued, were approximately $312,000.

      Each share of Series A preferred stock can be converted into shares of the Company's common stock at the option of the holder as determined by dividing (a) the sum of (i) the amount due to the Series A holder upon liquidation, plus (ii) all accrued but unpaid dividends, by (b) the conversion price, which is equal to the lesser of (a) $1.00 per share (adjusted in the event of a subdivision or combination of shares), or (b) 80% of the average of the lowest closing bid price of the common stock during the five trading days immediately preceding the date of conversion, assuming a public market exists for shares of common stock.

      Each holder of our Series A Convertible Preferred Stock has the following rights and preferences:

      Dividends. Each share of Series A Convertible Preferred Stock accrues dividends at a rate of 5% per year. Such dividends are payable when and if declared by the board of directors. Dividends are payable in cash. The right to dividends is cumulative. As of October 2, 2005, no dividends have been declared on shares of Series A Convertible Preferred Stock.

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

      Non-voting. The Series A Convertible Preferred Stock is non-voting.

      As of October 2, 2005, we had 6,000,000 shares of Series A Preferred Stock outstanding and 1 stockholder of record.

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

      The Registration Rights Agreement also contains a liquidated damages provision which calls for the investor to receive from the Company a specified amount if: (i) The Company fails to file a registration statement covering the underlying shares of common stock within 60 days of September 15, 2004, and, (ii) the registration statement is not declared effective no later than 210 days following September 15, 2004. In the event that one of the aforementioned events occurs, the registration rights agreement calls for the Company to pay the investor common stock equal to 2% of the liquidated amount, as defined above, of that portion of the Series A preferred stock which has not been converted into common stock as of the occurrence of such event, with such amount to be paid by the Company to the investor on a monthly basis after the occurrence of such event. The investor is entitled to receive the aforementioned damages until such time as the registration statement is declared effective. Since the registration statement registering the underlying shares of common stock was not filed within 60 days or declared effective within 210 days from September 15, 2004, the investor is currently entitled to receive such damages payable in common stock. As of October 2, 2005, the damages payable pursuant to this provision was approximately $113,000.

      Secured Convertible Debentures

      On November 10, 2005, Sagamore Holdings entered into a Securities Purchase Agreement (the "SPA") with CSI Business Finance, Inc. ("CSI Finance"), a new investor, which provides for the sale of up to $1,250,000 of Secured Convertible Debentures that will be convertible into common shares of Sagamore Holdings. The SPA will expire on October 31, 2006. The Company paid $125,000 for loan origination fees which are being amortized through October 31, 2006. In addition to the SPA, Sagamore Holdings and CSI Finance entered into ancillary agreements covering CSI's registration rights for the underlying common stock, and the security for any amount loaned. All assets of Sagamore Holdings are pledged under this agreement. At the date of the agreement, and at January 22, 2006, the only assets owned by Sagamore Holdings were its shares of Nexus, its wholly-owned operating subsidiary and, accordingly, the assets of Nexus are the primary security for any amount loaned. However, CSI Finance's lien on such assets is subordinate to the lien held by Comerica.

      The following are the principal terms of the Secured Convertible
      Debentures:

o     They mature on October 31, 2006.

o     Interest is payable monthly at 12% annual rate.

o Monthly principal payments begin on the earlier of (a) one month from the date the registration of the underlying common shares is declared effective, or (b) five months from the date of sale.

o Monthly payments are equal to the outstanding balance divided by the remaining number of months to the maturity date.

o They are convertible into common shares at the option of CSI Finance at a conversion rate of $ 0.025 per share.

o They are redeemable at the option of Sagamore Holdings at face value plus a 20% premium above the market value of the underlying shares common stock if the market value is greater than the conversion price.

o The Company must seek the consent of the holder if it wishes to sell any additional shares of capital stock or grant any additional security interests in its assets.

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

      The Registration Rights Agreement also contains a liquidated damages provision which calls for CSI Finance to receive from the Company a specified amount of cash or shares if: (i) the Company fails to file a registration statement covering the underlying shares of common stock within 30 days of November 10, 2005, and, (ii) the registration statement is not declared effective within 150 days following November 10, 2005. In the event that one of the aforementioned failures occurs, the Registration Rights Agreement calls for the Company to pay, at the option of CSI Finance, a cash amount or shares of common stock equal to 2% of the liquidated amount of that portion of the Secured Convertible Debentures which has not been converted into common stock as of the occurrence of such event, with such amount to be paid by the Company to CSI Finance on a monthly basis after the occurrence of such event. CSI Finance is entitled to receive the aforementioned damages until such time as the registration statement is declared effective. Since a registration statement registering the underlying shares of common stock was not filed within 30 days after the date of the registration rights agreement, nor is it likely that the registration rights agreement will be declared effective within 150 days from November 10, 2005, the Company will be required to record charges for the penalty beginning December 10, 2005. The amount of damages payable pursuant to this provision on March 10, 2006 would be approximately $1,700.

ITEM 4 and 5. Not Applicable

ITEM 6. Exhibits