Form 10QSB
period 2006-01-01
SAGAMORE HOLDINGS INC
filed 2006-05-12
CIK 1317402

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 1, 2006

                        COMMISSION FILE NUMBER 333-122822

                                   -----------

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

                             SAGAMORE HOLDINGS, INC.

                                FORM 10-QSB INDEX




                                                                                                         Page
                                                                                                         ----
                                                                                                        Number
                                                                                                        ------
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed consolidated balance Sheet as of January 1, 2006 (Unaudited)                                   3 - 4
Condensed consolidated statements of Operations for the three and six months ended January 1, 2006       5 - 6
and the period from  September 15, 2004, (Date of Capitalization) through January 2, 2005 and for the three months ended January 2, 2005 (Unaudited)
Condensed consolidated statements of Cash Flows for the six months ended January 1, 2006 and the             7
period from  September 15, 2004, (Date of Capitalization) through January 2, 2005 (Unaudited)
Notes to Condensed Consolidated Financial Statements (unaudited)                                        8 - 17
Item 2. Management's Discussion and Analysis or Plan of Operation                                      17 - 24
Item 3. Controls and Procedures                                                                        24 - 25

PART II - OTHER INFORMATION
Item 1. Legal Proceedings                                                                                   26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                                         26
Item 3. Defaults Upon Senior Securities                                                                26 - 30
Item 4. Submission of Matters to a Vote of Security Holders                                                 30
Item 5. Other Information                                                                                   30
Item 6. Exhibits                                                                                       31 - 33

SIGNATURES                                                                                                  34

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     SAGAMORE HOLDINGS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 JANUARY 1, 2006
                                   (UNAUDITED)

ASSETS
Current assets:
  Cash                                                                          $           160,745
  Accounts receivable, net of allowance for doubtful accounts of $75,063                  1,798,790
  Inventories, net of allowance for obsolescence of $688,500                              2,612,579
  Prepaid expenses and other current assets                                                 201,610
                                                                                -------------------
    Total current assets                                                                  4,773,724

Property and equipment, net                                                               2,098,228

Identifiable intangible assets, net                                                       1,129,775
Deferred costs related to registration rights agreement                                     156,470
Deferred loan origination fees, net                                                         104,166
                                                                                -------------------


    Total Assets                                                                $         8,262,363
                                                                                ===================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
  Revolving credit facility borrowings                                          $         2,571,062
  Term loan                                                                                 900,000
  Note payable to former parent of subsidiary                                             2,750,000
  Liability for equipment purchases                                                         389,398
  Secured convertible debentures                                                            519,238
  Registration rights agreement liability                                                   165,977
  Accounts payable                                                                        2,811,669
  Accrued expenses and other current liabilities                                            824,914
                                                                                -------------------
    Total current liabilities                                                            10,932,258

  Accrued cumulative dividends on Series A preferred shares                                 387,000
                                                                                -------------------

Total Liabilities                                                                        11,319,258
                                                                                -------------------

Commitments and contingencies

                     SAGAMORE HOLDINGS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 JANUARY 1, 2006
                                   (UNAUDITED)
                                   (CONTINUED)


Stockholders' Deficiency:
  Preferred stock, 100,000,000 shares authorized:
    Series A redeemable convertible preferred stock, $.001
      par value; 6,000,000 shares issued and outstanding
      (liquidation preference $6,000,000)                                                     6,000
    Series B convertible preferred stock, no par value;
      -0- shares issued and outstanding                                                           0
  Common stock, $.001 par value; 2,000,000,000 shares
    authorized; 101,540,000 shares issued and outstanding                                   101,540
  Additional paid-in capital                                                              6,518,360
  Accumulated deficit                                                                   (9,682,795)
                                                                                -------------------
    Total stockholders' deficiency                                                      (3,056,895)
                                                                                -------------------
    Total Liabilities and Stockholders' Equity                                  $         8,262,363
                                                                                ===================



            See Notes to Condensed Consolidated Financial Statements.

                     SAGAMORE HOLDINGS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED JANUARY 1, 2006
                               AND JANUARY 2, 2005
                                   (UNAUDITED)

                                                                                THREE              THREE
                                                                               MONTHS             MONTHS
                                                                                ENDED              ENDED
                                                                          JANUARY 1, 2006     JANUARY 2, 2005
                                                                          ---------------     ---------------
Net Sales                                                                 $   4,062,978       $   5,759,583

Cost of Sales                                                                 4,119,831           5,456,956
                                                                          -------------       -------------
Gross Profit (loss)                                                            (56,853)             302,627
                                                                          -------------       -------------

Operating expenses:
  General and administrative                                                    566,083             582,800
  Selling                                                                       125,367             203,026
                                                                          -------------       -------------
    Totals                                                                      691,450             785,826
                                                                          -------------       -------------

Loss from operations                                                          (748,303)           (483,199)

Interest expense                                                                155,110              99,938
                                                                          -------------       -------------

Net loss                                                                      (903,413)           (583,137)

Preferred stock dividends on Series A preferred shares                           75,000                   0
                                                                          -------------       -------------

Net loss applicable to common shares                                      $   (978,413)      $    (583,137)
                                                                          =============       =============

Loss per common share - basic and diluted                                 $      (0.01)      $       (0.01)
                                                                          =============       =============

Weighted average common shares (including Series B preferred shares)
outstanding                                                                 105,935,604         110,000,000
                                                                          =============       =============




           See Notes to Condensed Consolidated Financial Statements.

                     SAGAMORE HOLDINGS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE SIX MONTHS ENDED JANUARY 1, 2006
         AND THE PERIOD FROM SEPTEMBER 15, 2004 (DATE OF CAPITALIZATION)
                             THROUGH JANUARY 2, 2005
                                   (UNAUDITED)

                                                                                SIX                   PERIOD FROM
                                                                               MONTHS                SEPT. 15, 2004
                                                                                ENDED                   THROUGH
                                                                           JANUARY 1, 2006           JANUARY 2, 2005
                                                                       -----------------------     -------------------
Net Sales                                                              $            8,373,924      $        5,759,583

Cost of Sales                                                                       8,848,958               5,456,956
                                                                       -----------------------     -------------------
Gross Profit (loss)                                                                 (475,034)                 302,627
                                                                       -----------------------     -------------------

Operating expenses:
  General and administrative                                                        1,058,368               2,330,300
  Selling                                                                             215,944                 203,026
  Impairment of goodwill                                                              105,500                       0
                                                                       -----------------------     -------------------
    Totals                                                                          1,379,812               2,533,326
                                                                       -----------------------     -------------------

Loss from operations                                                              (1,854,846)             (2,230,699)

Interest expense                                                                      271,000                  99,938
                                                                       -----------------------     -------------------

Net loss                                                                          (2,125,846)             (2,330,637)

Cumulative preferred stock dividends on Series A preferred shares                     150,000                       0
                                                                       -----------------------     -------------------

Net loss applicable to common shares                                   $          (2,275,846)      $      (2,330,637)
                                                                       =======================     ===================

Loss per common share - basic and diluted                              $               (0.02)      $           (0.02)
                                                                       =======================     ===================

Weighted average common shares (including Series B preferred shares)
outstanding                                                                       108,783,243             110,000,000
                                                                       =======================     ===================

            See Notes to Condensed Consolidated Financial Statements.

                     SAGAMORE HOLDINGS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED JANUARY 1, 2006
       AND FOR THE PERIOD FROM SEPTEMBER 15, 2004 (DATE OF CAPITALIZATION)
                             THROUGH JANUARY 2, 2005
                                   (UNAUDITED)

                                                                                      SIX                   PERIOD FROM
                                                                                     MONTHS                SEPT. 15, 2004
                                                                                     ENDED                    THROUGH
                                                                                JANUARY 1, 2006           JANUARY 2, 2005
                                                                                ---------------           ---------------
Operating activities:
  Net loss                                                                         $(2,125,846)              $(2,330,637)
  Adjustments to reconcile net loss to net cash provided by                           2,213,344                 2,555,552
operating activities
                                                                                   ------------              ------------
        Net cash provided by operating activities                                        87,498                   224,915
                                                                                   ------------              ------------
Investing activities:
  Purchase of net assets of Nexus Custom Electronics, Inc.,
    net of cash received of $92,335                                                                           (5,311,600)
  Purchases of property and equipment                                                 (172,093)                 (152,719)
                                                                                   ------------              ------------
        Net cash used in investing activities                                         (172,093)               (5,464,319)
                                                                                   ------------              ------------
Financing activities:
  Proceeds from sale of Series A shares                                                                         5,250,000
  Repayment of capital lease obligations                                                                        (242,795)
  Net proceeds from (repayments on) credit facility borrowings                        (248,361)                   329,243
  Term loan principal payments                                                         (60,000)                  (60,000)
  Proceeds from secured convertible debentures                                          519,238
  Payment for senior convertible debentures origination fee                           (125,000)
                                                                                   ------------              ------------
        Net cash provided by financing activities                                        85,877                 5,276,448
                                                                                   ------------              ------------
Net increase in cash                                                                      1,282                    37,044
Cash, beginning of period                                                               159,463                         0
                                                                                   ------------              ------------
Cash, end of period                                                                 $   160,745               $    37,044
                                                                                   ============              ============

Supplemental disclosure of cash flow information:
  Interest paid                                                                     $    71,419               $   161,105
                                                                                   ============              ============
Supplemental disclosure of noncash investing and financing activities:
   Equipment purchases                                                              $   389,398               $        --
                                                                                   ============              ============
   Preferred stock dividends accrued                                                $   150,000               $        --
                                                                                   ============              ============
   Earn out provision relating to acquisition of Nexus                              $   105,500               $        --
                                                                                   ============              ============
Credit facility obligations incurred in connection with acquisition                 $        --               $ 4,000,000
                                                                                   ============              ============
Liabilities assumed in connection with acquisition                                  $        --               $ 2,966,987
                                                                                   ============              ============
Note payable issued to former parent of subsidiary in connection
with acquisition                                                                    $        --               $ 2,750,000
                                                                                   ============              ============
    Fair value of registration rights agreement liability                           $   163,273               $        --
                                                                                   ============              ============
    Issuance of 2,500,000 common shares to finder on sale of                        $        --               $     2,500
preferred stock                                                                    ============              ============




            See Notes to Condensed Consolidated Financial Statements.

                     SAGAMORE HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1. BASIS OF PRESENTATION

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Sagamore Holdings, Inc, ("Sagamore Holdings") and "Subsidiary" as of January 1, 2006 and their results of operations and cash flows for the three and six months ended January 1, 2006 and the period from September 15, 2004 (date of capitalization) through January 2, 2005. The results of operations for the three and six months ended January 1, 2006 are not necessarily indicative of the results to be expected for the full year ending June 30, 2006.

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

      The acquisition was accounted for pursuant to the purchase method of accounting as if the acquisition was completed on October 3, 2004, the end of the interim period closest to the actual date of the acquisition. Accordingly, (i) the assets (including the identifiable intangible assets) and the liabilities of Nexus were recorded as of that date at their estimated fair values and (ii) the unaudited condensed consolidated statement of operations for the period from September 15, 2004 (date of capitalization) through January 2, 2005 does not include any amounts related to the results of operations of Nexus through October 3, 2004 (under the purchase method, the Company was required to include such results of operations only for periods subsequent to October 3, 2004). The Company's other activities during the period from September 15, 2004 (date of capitalization) through October 3, 2004 were limited to its formation and obtaining financing for and to consummating the acquisition of Nexus.

      The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company incurred a net loss of $2,125,846 for the six months ended January 1, 2006 and $9,682,795 from its inception through January 1, 2006 and had a net working capital deficiency of $6,158,534 at January 1, 2006. It also did not meet certain covenants under its credit facility with Comerica Bank ("Comerica") for a revolving credit facility (the "revolver") and a term loan, and its promissory note with Jaco and, accordingly, the outstanding balance of $3,471,062 under the credit facility ($2,571,062 under the revolver and $900,000 under the term loan) and the outstanding balance of $2,750,000 under the Jaco note agreement were in default as of January 1, 2006 and classified in current liabilities in the unaudited condensed consolidated balance sheet.

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

      Comerica may force immediate repayment of amounts due under the credit facility and invoke penalty interest (up to three percentage points or approximately $114,000 annually) at the lender's discretion. Since the Company had not been notified that it would be charged penalty interest, it was not required to accrue any as of January 1, 2006.

      Unless the Company can negotiate an extension of the forbearance agreement and/or amendments to the credit facility as discussed above, and it can resolve its default under the promissory note with Jaco, the Company's operating results and cash flows will not be adequate to enable it to pay the balance due at or subsequent to January 1, 2006 unless it can obtain an alternate credit facility and/or additional financing. Management cannot assure that the Company will be able to obtain such an extension, amendment or resolution. These matters raise substantial doubt about the Company's ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amount and classification of liabilities that might result from the outcome of this uncertainty.

      As further explained in Note 8 herein, on November 10, 2005, Sagamore Holdings entered into a Securities Purchase Agreement (the "SPA"), which provides for the sale of up to $1,250,000 of Secured Convertible Debentures to a new investor subject to certain conditions. As of March 10, 2006, Sagamore Holdings had sold $743,285 of Secured Convertible Debentures to the new investor. However, as of that date, the Company was in default under the terms of the Secured Convertible Debentures and the Company may not be able to obtain any additional funding under the SPA. The Company has no other agreements in place other than the SPA providing for additional debt or equity financing for the Company. As a result of the default, the outstanding balance as of January 1, 2006 of $519,238 has been classified as a current liability.

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

Note 2. Loss Per Common Share and Stock-Based Compensation

      LOSS PER COMMON SHARE

      Basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period, including the outstanding shares of Series B Convertible preferred stock which are substantially equivalent to shares of common stock during the period from September 17, 2004 to November 11, 2005.

      Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding adjusted for the dilutive effects of the assumed issuance of potentially dilutive securities. The Company's basic and diluted loss per common share amounts are the same since the Company had a net loss in each period and the assumed exercise of stock options and the conversion of the Series A convertible preferred stock and secured convertible debentures outstanding as of January 1, 2006 would be anti-dilutive. The number of shares issuable upon the exercise of outstanding options and the conversion of the outstanding Series A convertible preferred stock and secured convertible debentures that could dilute earnings per share in future periods was 31,769,520 and 8,500,000 at January 1, 2006 and January 2, 2005, respectively.

      STOCK BASED COMPENSATION

      Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), provides for the use of a fair value-based method of accounting for employee stock compensation. However, SFAS 123 also allows an entity to continue to measure compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. The Company has elected to account for employee stock options using the intrinsic value method under APB 25. By making that election, it is required by SFAS 123 and SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"), to provide pro forma disclosures of net income (loss) and income (loss) per common share as if a fair value-based method of accounting had been applied. As of June 30, 2005, all stock options had vested, and accordingly, the Company had no pro forma adjustments to make to employee compensation or loss per common share amounts for those options, all of which were granted between January 3, 2005 and June 30, 2005.

Note 3. Inventories

      Inventories include costs of materials, labor and overhead, and are stated at the lower of cost or market, with cost being determined using the first-in, first-out method. The Company has provided for an allowance for obsolescence based on historical experience, on hand quantities, usage and backlog. Following is the inventory detail as of January 1, 2006:

      Raw materials                        $1,946,820
      Work-in-process                         643,826
      Finished goods                           21,933
                                           ----------

      Total Inventories                    $2,612,579
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

      For the six months ended January 1, 2006, the Company had initially recorded an earn out provision totaling $105,500 which was allocated as goodwill. Based on the Company's results of operations and management's estimates of future discounted cash flows, the Company recognized an impairment loss in the amount of $105,500 in the condensed consolidated statement of operations.

      The following unaudited pro forma financial information presents the consolidated results of operations for the six months ended January 2, 2005, as if the acquisition had occurred on July 1, 2004, after giving effect to certain adjustments. The pro forma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during this period.

                                                        Six Months Ended January
                                                                 2, 2005
                                                        ------------------------
                                                               (Unaudited)
                                                        ------------------------

      Net sales                                                      $11,797,133
                                                        ========================
      Net loss                                                      ($2,573,493)
                                                        ========================
      Weighted average number of common shares
      outstanding                                                    110,000,000
                                                        ========================
      Loss per common share - basic and diluted                          ($0.02)
                                                        ========================

      The consideration to be paid to Jaco is required to be adjusted either up or down on a dollar-for-dollar basis up to $500,000 if the net working capital of Nexus as of September 20, 2004 was more or less than a target net working capital of $7,331,000. On November 19, 2004, Nexus received a statement from Jaco claiming that there should be an adjustment to increase the purchase price by $500,000 and Nexus informed Jaco that it believes there should be an adjustment to decrease the purchase price by $500,000. This dispute is being negotiated. However, it is likely that arbitration before an agreeable accounting firm will occur. There is a chance that the Company may be unsuccessful. If the Company is unsuccessful on the merits, this would have a material adverse effect on our working capital.

      The target net working capital adjustment related to the acquisition described above remained in dispute as of April 11, 2006. The Company disputes the amount due Jaco under the purchase agreement. In addition, the Company intends to pursue its claims and remedies against Jaco.

Note 5. Credit Facility

      Nexus obtained a $5,000,000 credit facility with Comerica, which is collateralized by all of its assets. The credit facility includes a $1,200,000 term loan and a $3,800,000 revolver. During the period from September 15, 2004 (date of capitalization), through January 1, 2006, Nexus borrowed a total of $4,319,049 under the credit facility. $1,200,000 was advanced under the term loan and $3,119,049 was advanced under the revolver. As a result of repayments, the balance of the revolver was reduced to $2,571,062 and the balance of the term loan was reduced to $900,000 as of January 1, 2006.

      The term loan is payable in monthly principal payments of $20,000 through November 1, 2009. Interest at prime plus 1.5% is payable monthly commencing on October 1, 2004 (an effective rate of 8.75% at January 1,
      2006). The revolver matured on July 1, 2005 but was effectively extended until September 1, 2005 under the forbearance agreement. The borrowings under the revolver bear interest at prime plus 1%, or alternatively at LIBOR plus 3.75% (an effective rate of 8.25% at January 1, 2006). Borrowings under the revolver are limited to credit available based on eligible accounts receivable and inventory as defined in the credit facility. The credit facility contains restrictive covenants that, among other things, restrict the payment of dividends, additional indebtedness, lease financing, capital expenditures and investments. The covenants also require Nexus to meet certain financial ratios and maintain minimum levels of tangible net worth.

      As of January 1, 2006, the Company did not meet the requirements of four covenants: minimum working capital ratio; debt service ratio ("EBITDA"), as defined, divided by interest and principal payment requirements); leverage ratio (liabilities to tangible net worth ratio) and minimum tangible net worth (tangible net worth includes subordinated debt but excludes intangible assets), and therefore, the loans were in default. Due to the default, $660,000 initially scheduled to be paid after January 1, 2006 was classified as a current liability.

      Comerica may force immediate repayment of amounts due under the credit facility and invoke penalty interest (up to three percentage points or approximately $114,000 annually) at the lender's discretion. Since the Company had not been notified that it would be charged penalty interest, it was not required to accrue any as of January 1, 2006.

Note 6. Note payable to former parent of subsidiary:

      In connection with the acquisition of Nexus, consideration totaling $2,750,000 is payable through a five-year promissory note issued to Jaco, the former parent of Nexus. Interest is payable quarterly from December 1, 2004 until September 1, 2009 at the lesser of a specified prime rate or 7%. The promissory note is payable in principal payments on the following dates: $500,000 on September 1, 2006, $156,250 per quarter commencing on December 1, 2006 through September 1, 2008 and $250,000 per quarter commencing on December 1, 2008 through September 1, 2009. As of January 1, 2006, the Company was in default under the terms of the promissory note because it had not paid interest on the promissory note since February 2005. The change in control in November 2005 was also an event of default under the promissory note as described in Note 8.

      As of April 11, 2006, the Company has not made any more interest payments and it had not negotiated any waivers related to either of the events of default. As of April 11, 2006, the note holder had not given notice that it would declare the note immediately due and payable, although it has the right to do so. As a result of these events of default as of January 1, 2006, the outstanding balance of $2,750,000 under the note agreement has been classified as a current obligation. Defaults under other loan agreements, on loan amounts exceeding $5,000,000 could also result in an event of default under the terms of the promissory note agreement.

Note 7. Stockholders' Deficiency

      As explained in Note 6 in the 10-KSB, on September 15, 2004, the Company sold 6,000,000 Series A preferred shares and received net proceeds of $5,250,000. In addition, the Company issued 2,500,000 shares of its common stock to a third party as a commitment fee. Each Series A preferred share entitles the holder to receive a cumulative 5% dividend when declared by the Company's Board of Directors. As of January 1, 2006, no dividends have been declared and undeclared cumulated dividends in arrears, which have been accrued, were approximately $387,000.

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

      As a result of the issuance of the registration rights agreement described below that containS a liquidated damages clause which could cause the Company to issue a number of shares of common stock as a result of its failure to register the Series A preferred stock on a timely basis that could exceed the number of common shares authorized, the Company is required to follow EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock by the Company" ("EITF 00-19") in determining whether the Series A preferred shares can be included in stockholders' equity. Since management of the Company controls well in excess of 51% of the Company's voting stock, it can control the number of shares authorized and in accordance with the provisions of EITF 00-19, the proceeds of the issuance of the Series A preferred shares are reflected as equity in the accompanying unaudited condensed consolidated balance sheet as of January 1, 2006.

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

      The registration rights agreement also contains a liquidated damages provision which calls for the holder to receive from the Company a specified amount of shares if: (i) The Company fails to file a registration statement covering the underlying shares of common stock within 60 days of September 15, 2004, and, (ii) the registration statement is not declared effective within 210 days following September 15, 2004. In the event that one of the aforementioned failures occurs, the registration rights agreement calls for the Company to pay the holder common stock equal to 2% of the liquidated amount, as defined, of that portion of the Series A preferred shares which has not been converted into common stock as of the occurrence of such failure, with such amount to be paid by the Company to the holder on a monthly basis after the occurrence of such failure. The holder is entitled to receive the aforementioned damages until such time as the registration statement is declared effective. Since the registration statement registering the underlying shares of common stock was not filed within 60 days or declared effective within 210 days from September 15, 2004, the holder became entitled to receive such damages payable in common stock. The aggregate shares computed under this provision totaled 31,769,520 as of January 1, 2006. The value of these shares is immaterial and has not been reflected in these financial statements.

Note 8. Sale of Securities, Registration Rights Agreement and Change in Control

      Sagamore Holdings entered into the SPA on November 10, 2005 with CSI Business Finance, Inc. ("CSI Finance"), a new investor, which provides for the sale of up to $1,250,000 of Secured Convertible Debentures that will be convertible into common shares of Sagamore Holdings. The SPA will expire on October 31, 2006. The Company paid $125,000 of loan origination fees which are being amortized through October 31, 2006. In addition to the SPA, Sagamore Holdings and CSI Finance entered into ancillary agreements covering CSI's registration rights for the underlying common stock, and the security for any amount loaned. All assets of Sagamore Holdings are pledged under this agreement. At the date of the agreement the only assets owned by Sagamore Holdings were its shares of Nexus, its wholly-owned operating subsidiary and, accordingly, the assets of Nexus are the primary security for any amount loaned. However, the holder's lien on such assets is subordinated to the lien held by Comerica.

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

o They are convertible into common shares at the option of the holder at a conversion rate of $ 0.025 per share.

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

      The Registration Rights Agreement also contains a liquidated damages provision which calls for the holder to receive from the Company a specified amount of cash or shares if: (i) the Company fails to file a registration statement covering the underlying shares of common stock within 30 days of November 10, 2005, and, (ii) the registration statement is not declared effective within 150 days following November 10, 2005. In the event that one of the aforementioned failures occurs, the Registration Rights Agreement calls for the Company to pay, at the option of the holder, a cash amount or shares of common stock equal to 2% of the liquidated amount, as defined, of that portion of the Secured Convertible Debentures which has not been converted into common stock as of the occurrence of such failure, with such amount to be paid by the Company to the holder on a monthly basis after the occurrence of such failure. The holder is entitled to receive the aforementioned damages until such time as the registration statement is declared effective. Since a registration statement registering the underlying shares of common stock was not filed within 30 days after the date of the registration rights agreement, nor is it likely that the registration rights agreement will be declared effective within 150 days from November 10, 2005, the Company was required to record charges for the penalty beginning December 10, 2005.

      Subsequent to the commencement of the SPA, the ancillary agreements and the sale of the Secured Convertible Debentures discussed above, the Company has not complied with several provisions of these agreements and was thus in default as of January 1, 2006. The Company has not paid interest, it has not timely filed the registration statement for the underlying securities, it is not current in its filing of its tax returns and it remains in default under the terms of its bank credit facility. Accordingly, the holder could force the immediate repayment of the Secured Convertible Debentures.

      The Company accounts for the fair value of the conversion feature of its Secured Convertible Debentures in accordance with SFAS No. 133 "Accounting For Derivative Instruments And Hedging Activities" ("SFAS 133") and EITF 00-19 which require the Company to bifurcate and separately account for the conversion feature as an embedded derivative contained in the Secured Convertible Debentures, which is the host instrument. Pursuant to SFAS 133, the Company bifurcated the fair value of the conversion feature which was determined to not be clearly and closely related to the debt host. In addition, since the effective registration of the securities underlying the conversion feature is an event outside of the Company's control of the Company, pursuant to EITF 00-19, the Company recorded the fair value of the conversion feature as a short-term liability as of the date of issuance as it was assumed that the Company may be required to net-cash settle the underlying securities. The Company is required to carry the derivative on its condensed consolidated balance sheet at fair value and record the unrealized changes in the fair value of the embedded derivative in the condensed consolidated statement of operations as interest expense. The Company recorded the fair value of the embedded derivative as a registration rights agreement liability of $163,273 on December 10, 2005, the date of the first default, and increased the registration rights agreement liability to $165,977 based on the fair value of the embedded instrument as of January 1, 2006. The increase in the fair value of the liability of $2,704 was charged to interest expense. The fair value of the embedded derivative on December 10, 2005 was also recorded as deferred costs related to the registration rights agreement which is being amortized over 24 months.

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

      In connection with the acquisition of the control of Sagamore Holdings by Corporate Strategies, the previous holders of the common shares simultaneously resigned from their positions as executive officers and members of the Board of Directors of Sagamore Holdings; agreed to the cancellation of their 10,000,000 shares of the Series B preferred stock; and agreed to the cancellation of their respective employment agreements.

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

GOING CONCERN

      The unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company for the three months and the six months ended January 1, 2006 incurred a net loss of $903,413 and $2,125,846 and had a net working capital deficiency of $6,158,534 at January 1, 2006. It also did not meet certain covenants under its credit facility with Comerica Bank ("Comerica") and a promissory note with Jaco and, accordingly, the outstanding balance of $3,471,062 under the credit facility ($2,571,062 under the revolver and $900,000 under the term loan) and the outstanding balance of $2,750,000 under the Jaco note agreement were in default as of January 1, 2006 and classified in current liabilities in the unaudited condensed consolidated balance sheet. Accordingly, there is substantial doubt as to the ability of Sagamore Holdings and its subsidiary to continue as a going concern.

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

      Comerica may force immediate repayment of amounts due under the credit facility and invoke penalty interest (up to three percentage points or approximately $114,000 annually) at the lender's discretion. Since the Company had not been notified that it would be charged penalty interest, it was not required to accrue any as of January 1, 2006.

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

RESULTS OF OPERATIONS
---------------------

      Three months ended January 1, 2006 and January 2, 2005

      The Company's revenues for the three months ended January 1, 2006 were $4,062,978 compared to revenues of $5,759,583 for the three months ended January 2, 2005. The decrease in revenue is primarily attributable to loss of certain customers to Asian markets.

      The Company recorded a gross loss of $56,853 for the three months ended January 1, 2006 compared to a gross profit of $302,627 for the three months ended January 2, 2005. The gross loss was due to a reduction in margin from competitive price pressure, an increase in wages as a percent of sales, higher manufacturing overhead and higher employee benefit costs.

      Selling, general and administrative expenses for the three months ended January 1, 2006 were $658,441compared to $785,826 for the three months ended January 2, 2005, a decrease of $127,385. Selling, general and administrative expenses for the three months ended January 1, 2006 consists primarily of salaries and related benefits, professional fees, rent and other expenses necessary for the operation of the Company.

      In November 2005, management decided to downsize the Company's manufacturing facility in Woburn, Massachusetts and operate it as a satellite operation instead of a full service facility due to a slowdown in the electronics industry and the loss of business because of customers moving the manufacturing of certain products to Asian sources. In connection therewith, the Company incurred approximately $33,009 in severance costs relating to the termination of 50 employees.

      Interest expense was $155,110 for the three months ended January 1, 2006 and $99,938 for the three months ended January 2, 2005. Interest expense is primarily a result of the debt incurred for the acquisition of Nexus Custom Electronics, Inc.

RESULTS OF OPERATIONS
---------------------

      Six months ended January 1, 2006 and for the period from September 15, 2004 (date of capitalization) through January 2, 2005


      The Company's revenues for the six months ended January 1, 2006 were $8,373,924. The Company's operations for the period from September 15, 2004 (date of capitalization) through January 2, 2005 reflect revenues of $5,759,583 which only include the results of operations of Nexus from October 4, 2004 through January 2, 2005.

      The Company recorded a gross loss of $475,034 for the six months ended January 1, 2006 compared to a gross profit of $302,627 for the period from September 15, 2004 (date of capitalization) through January 2, 2005, which only include the results of operations of Nexus from October 4, 2004 through January 2, 2005. The gross loss was due to a reduction in margin from competitive price pressure, an increase in wages as a percent of sales, higher manufacturing overhead and higher employee benefit costs.

      Selling, general and administrative expenses for the six months ended January 1, 2006 were $1,274,312 compared to $2,533,326 for the period September 15, 2004 (date of capitalization) through January 2, 2005, which only include the results of operations of Nexus from October 4, 2004 through January 2, 2005, a decrease of $1,259,014. Included in selling, general and administrative expenses for the three months ended January 2, 2005 were $1,747,500 of expenses relating to the formation of the Company. These expenses include 88,250,000 shares of common stock valued at $0.01 per share and 10,000,000 shares of Series B convertible preferred stock valued at $0.07 per share issued to officers and founders of the Company, 7,500,000 shares of common stock issued to a consultant valued at $0.01 per share and 1,750,000 shares of common stock valued issued in connection to the standby equity distribution agreement, which was subsequently terminated, at $0.01 per share, and for stock options granted to an employee to purchase 2,500,000 shares of the Company's common stock valued at $0.01 per share.

      Selling, general and administrative expenses for the six months ended January 1, 2006 consists primarily of salaries and related benefits, professional fees, rent and other expenses necessary for the operation of the Company.

      In November 2005, management decided to downsize the Company's manufacturing facility in Woburn, Massachusetts and operate it as a satellite operation instead of a full service facility due to a slowdown in the electronics industry and the loss of business because of customers moving the manufacturing of certain products to Asian sources. In connection therewith, the Company incurred approximately $33,000 in severance costs relating to the termination of 50 employees.

      Interest expense was $271,000 for the six months ended January 1, 2006 and $99,938 for the period September 15, 2004 (date of capitalization) through January 2, 2005. Interest expense is primarily a result of the debt incurred for the acquisition of Nexus Custom Electronics, Inc.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities amounted to $87,498 for the six months ending January 1, 2006. Investing activities used cash of $172,093 for the purchase of plant equipment. Financing activities provided cash of $85,877 which was comprised of proceeds from secured convertible debentures totaling $519,238, offset by the payment of $125,000 for loan origination fees, net repayments on the credit facility borrowings of $248,361 and $60,000 principal payments on the term loan.

      The Company currently has a $5,000,000 credit facility with Comerica obtained by Nexus is collateralized by all of its assets. The credit facility includes a $1,200,000 term loan and a $3,800,000 revolver. For the period from September 15, 2004 (date of capitalization) through January 1, 2006, Nexus borrowed a total of $4,319,049 from the credit facility. $1,200,000 was received from the term loan and $3,119,049 was advanced from the revolver. The Company used $4,000,000 borrowed under the credit facility to pay part of the purchase price and the remaining $319,049 was used to pay transaction costs and repay an existing capital lease obligation of Nexus. The term loan is payable in monthly principal payments of $20,000 commencing November 1, 2004 and continuing through November 1, 2009. Interest at prime plus 1.5% is payable monthly commencing on October 1, 2004 (an effective rate of 8.75% at January 1,
      2006). The revolver matured on July 1, 2005 and borrowings bear interest at prime plus 1%, or alternatively at LIBOR plus 3.75% (an effective rate of 8.25% at January 1, 2006). Borrowings under the revolver are limited to credit available based on eligible accounts receivable and inventory as defined in the credit facility.

      The outstanding balance of the credit facility totaled $3,471,062 of which $2,571,062 relates to the revolver and $900,000 to the term loan.

      As of January 1, 2006, Nexus did not meet certain covenants under its credit facility agreement and, accordingly, it was in default. The Company was in violation of the following four covenants:

      (1) Minimum working capital ratio; (2) minimum debt service ratio ("EBITDA") which is earnings before interest, taxes, depreciation and amortization, as defined divided by interest and principal payment requirements), (3) leverage ratio (liabilities to tangible net worth (net worth including subordinated debt but excluding intangible assets); and,
      (4) minimum tangible net worth.

      As a result of the covenant violations as of January 1, 2006, the outstanding balance under the credit facility is in default and the balance of the term loan totaling $900,000 at January 1, 2006, included in the credit facility, has been classified in current liabilities in the unaudited condensed consolidated balance sheet. During the period while the Company is in default under its credit agreement, the lender may force immediate repayment of amounts due ($3,471,062 at January 1, 2006), and invoke penalty interest (up to three percentage points or approximately $114,000 annually) at the lender's discretion. Since the Company has not been notified that it will be charged penalty interest, it has not accrued any as of January 1, 2006. On July 15, 2005, the Company entered into a forbearance agreement with Comerica Bank to extend the maturity date of the revolver under the credit facility from July 1, 2005 to August 1, 2005.

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

      The Company also has a promissory note with an outstanding balance of $2,750,000 at January 1, 2006 that it issued to Jaco as partial consideration for Nexus. The Company has not paid interest since February, 2005 and has incurred a change in control in November, 2005, as defined in the promissory note, both events of which constitute events of default. The note holder has not given notice that it will immediately accelerate the maturity, and declare the note immediately due and payable, although it has the right to do so. As a result of these events of default, the note has been classified as a current obligation. Defaults under other loan agreements, on loan amounts exceeding $5,000,000, could also result in an event of default under this promissory note agreement.

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

      On November 10, 2005, Sagamore Holdings entered into a Security Purchase Agreement ("SPA") with CSI Business Finance, Inc. ("CSI Finance"), a new investor, which provides for the sale of up to $1,250,000 of Secured Convertible Debentures that will be convertible into common shares of Sagamore Holdings. The SPA will expire on October 31, 2006. The Company paid $125,000 for loan origination fees which are being amortized through October 31, 2006. In addition to the SPA, Sagamore Holdings and CSI Finance entered into ancillary agreements covering CSI's registration rights for the underlying common stock, and the security for any amount loaned. All assets of Sagamore Holdings are pledged under this agreement. At the date of the agreement, and at January 22, 2006, the only assets owned by Sagamore Holdings were its shares of Nexus, its wholly owned operating subsidiary and, accordingly, the assets of Nexus are the primary security for any amount loaned. However, CSI Finance's lien on such assets is subordinate to the lien held by Comerica.

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

ITEM 3. CONTROLS AND PROCEDURES

      (A) Evaluation of Disclosure Controls and Procedures

      As of January 1, 2006, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer (who is also the Chief Financial Officer) of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures were not effective, as of the date of that evaluation, for the purposes of recording, processing, summarizing and timely reporting of material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

      (B) Changes in Internal Controls over Financial Reporting

      There were no changes in internal controls over financial reporting that occurred during the three months ended January 1, 2006 that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

      Material Weaknesses Identified

      During our preparation of our Form 10-QSB financial statements for the period from July 1, 2005 through January 1, 2006, we identified certain material weaknesses. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 2, a material weakness is a significant control deficiency or a combination of significant control deficiencies that result in there being more than a remote likelihood that a material misstatement in the annual or interim financial statements will not be prevented or detected. These deficiencies and issues include:

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

      The material weaknesses noted above in financial reporting process and closing process resulted in deficiencies in the processes and procedures within our accounting and financial reporting function contributed to delays in the completion and filing of our January 1, 2006 Form 10-QSB.

      The effects of the aforementioned weaknesses related to the closing and preparation of the financial statements were corrected by management prior to the issuance of the Form 10-QSB.

      Remediation Plan regarding the Material Weaknesses

      Management is actively engaged in remediation efforts to address the material weaknesses identified in the Company's internal control over financial reporting as of January 1, 2006. These on-going remediation efforts, outlined below, are specifically designed to address the material weaknesses identified by Management and to improve and strengthen the Company's overall control environment.

      The Company has transformed from a small division in a larger public company to a stand-alone public company. It did not have sufficient internal resources to perform the accounting and financial reporting functions, nor did it have the expertise in the application of generally accepted accounting principles that are necessary as a public company. As a result of these deficiencies, the Company's internally prepared financial statements were missing some of the required generally accepted accounting principles disclosures. These deficiencies impacted the timeliness and accuracy of financial reporting. The effects of these deficiencies were corrected by management prior to the issuance of the January 1, 2006 Form 10-QSB, but it contributed to delays in the completion and filing of this Form 10- QSB.

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

                           PART II - OTHER INFORMATION

ITEMS 1 AND 2. Not Applicable

ITEM 3. Defaults Upon Senior Securities

      The Company currently has a $5,000,000 credit facility with Comerica obtained by Nexus that is collateralized by all of its assets. The credit facility includes a $1,200,000 term loan and a $3,800,000 revolver. For the period from September 15, 2004 (date of capitalization) through October 3, 2004, Nexus borrowed a total of $4,319,049 from the credit facility. $1,200,000 was received from the term loan and $3,119,049 was advanced from the revolver. The Company used $4,000,000 borrowed under the credit facility to pay part of the purchase price and the remaining $319,049 was used to pay transaction costs and repay an existing capital lease obligation of Nexus. The term loan is payable in monthly principal payments of $20,000 commencing November 1, 2004 and continuing through November 1, 2009. Interest at prime plus 1.5% is payable monthly commencing on October 1, 2004 (an effective rate of 8.75% at January 1,
      2006). The revolver matured on July 1, 2005 but was effectively extended until September 1, 2005 under the forbearance agreement and borrowings bear interest at prime plus 1%, or alternatively at LIBOR plus 3.75% (an effective rate of 8.25% at January 1, 2006). Borrowings under the revolver are limited to credit available based on eligible accounts receivable and inventory as defined in the credit facility.

      The term loan is payable in monthly principal payments of $20,000 commencing November 1, 2004 and continuing through November 1, 2009. Interest at prime plus 1.5% is payable monthly commencing on October 1, 2004 (an effective rate of 8.75% at January 1, 2006). The revolver matured on July 1, 2005 but was effectively extended until September 1, 2005 under the forbearance agreement. The borrowings bear interest at prime plus 1%, or alternatively at LIBOR plus 3.75% (an effective rate of 8.25% at January 1, 2006). Borrowings under the revolver are limited to credit available based on eligible accounts receivable and inventory as defined in the credit facility.

      The outstanding balance of the credit facility as of January 1, 2006 totaled $3,471,062 of which $2,571,062 relates to the revolver and $900,000 to the term loan.

      In connection with the acquisition of Nexus, consideration totaling $2,750,000 is payable through a five-year promissory note issued to Jaco, the former parent of Nexus. Interest is payable quarterly from December 1, 2004 until September 1, 2009 at the lesser of a specified prime rate or 7%. The promissory note is payable in principal payments on the following dates: $500,000 on September 1, 2006, $156,250 per quarter commencing on December 1, 2006 through September 1, 2008 and $250,000 per quarter commencing on December 1, 2008 through September 1, 2009. As of January 1, 2006, the Company was in default under the terms of the promissory note because it had not paid interest on the promissory note since February 2005. The change in control in November 2005 was also an event of default under the promissory note as described in Note 8.

      As of April 11, 2006, the Company has not made any more interest payments and it had not negotiated any waivers related to either of the events of default. As of April 11, 2006, the note holder had not given notice that it would declare the note immediately due and payable, although it has the right to do so. As a result of these events of default as of January 1, 2006, the outstanding balance of $2,750,000 under the note agreement has been classified as a current obligation. Defaults under other loan agreements, on loan amounts exceeding $5,000,000 could also result in an event of default under the terms of the promissory note agreement.

      Series A redeemable convertible preferred stock:

      As explained in Note 6 in the 10-KSB, on September 15, 2004, the Company sold 6,000,000 Series A preferred shares and received net proceeds of $5,250,000. In addition, the Company issued 2,500,000 shares of its common stock to a third party as a commitment fee. Each Series A preferred share entitles the holder to receive a cumulative 5% dividend when declared by the Company's Board of Directors. As of January 1, 2006, no dividends have been declared and undeclared cumulated dividends in arrears, which have been accrued, were approximately $387,000.

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

      Each holder of our Series A Convertible Preferred Stock has the following rights and preferences:

      Dividends. Each share of Series A Convertible Preferred Stock accrues dividends at a rate of 5% per year. Such dividends are payable when and if declared by the board of directors. Dividends are payable in cash. The right to dividends is cumulative. As of January 1, 2006, no dividends have been declared on shares of Series A Convertible Preferred Stock.

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

      Non-voting. The Series A Convertible Preferred Stock is non-voting.

      As of January 1, 2006, we had 6,000,000 shares of Series A Preferred Stock outstanding and 1 stockholder of record.

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

      The Registration Rights Agreement also contains a liquidated damages provision which calls for the investor to receive from the Company a specified amount if: (i) The Company fails to file a registration statement covering the underlying shares of common stock within 60 days of September 15, 2004, and, (ii) the registration statement is not declared effective no later than 210 days following September 15, 2004. In the event that one of the aforementioned events occurs, the registration rights agreement calls for the Company to pay the investor common stock equal to 2% of the liquidated amount, as defined above, of that portion of the Series A preferred stock which has not been converted into common stock as of the occurrence of such event, with such amount to be paid by the Company to the investor on a monthly basis after the occurrence of such event. The investor is entitled to receive the aforementioned damages until such time as the registration statement is declared effective. Since the registration statement registering the underlying shares of common stock was not filed within 60 days or declared effective within 210 days from September 15, 2004, the investor is currently entitled to receive such damages payable in common stock. As of January 1, 2006, the damages payable pursuant to this provision was approximately $113,000.

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

ITEMS 4 AND 5. Not Applicable

ITEM 6. Exhibits