Form 10QSB
period 2006-04-02
SAGAMORE HOLDINGS INC
filed 2006-05-12
CIK 1317402

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2006

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

      As of May 5, 2006 there were 93,715,000 shares of the Company's common stock, par value $.01 per share outstanding.

                             SAGAMORE HOLDINGS, INC.

                                FORM 10-QSB INDEX



                                                                                                         Page
                                                                                                         ----
                                                                                                        Number
                                                                                                        ------
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of April 2, 2006 (Unaudited)                                     3 - 4
Condensed Consolidated Statements of Operations for the three and nine months ended April 2, 2006        5 - 6
and the period from September 15, 2004, (Date of Capitalization) through April 3, 2005 and for the three months ended  April 3, 2005 (Unaudited)
Condensed Consolidated Statements of Cash Flows for the nine months ended April 2, 2006 and the              7
period from  September 15, 2004, (Date of Capitalization) through April 3, 2005 (Unaudited)
Notes to Condensed Consolidated Financial Statements (unaudited)                                        8 - 17
Item 2. Management's Discussion and Analysis or Plan of Operation                                      17 - 23
Item 3. Controls and Procedures                                                                        23 - 25

PART II - OTHER INFORMATION
Item 1. Legal Proceedings                                                                                   25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                                         25
Item 3. Defaults Upon Senior Securities                                                                25 - 29
Item 4. Submission of Matters to a Vote of Security Holders                                                 29
Item 5. Other Information                                                                                   29
Item 6. Exhibits                                                                                       29 - 31

SIGNATURES                                                                                                  31

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     SAGAMORE HOLDINGS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  APRIL 2, 2006
                                   (UNAUDITED)

ASSETS
Current assets:
  Cash                                                                      $   174,888
  Accounts receivable, net of allowance for doubtful accounts of $222,500     1,811,677
  Inventories, net of allowance for obsolescence of $688,500                  2,284,623
  Prepaid expenses and other current assets                                     133,663
                                                                            -----------
    Total current assets                                                      4,404,851

Property and equipment, net                                                   1,975,423

Identifiable intangible assets, net                                           1,091,077
Deferred costs relating to registration rights agreement                        149,667
Deferred loan origination fees, net                                              72,917

                                                                            -----------

    Total Assets                                                            $ 7,693,935
                                                                            ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
  Revolving credit facility borrowings                                      $ 2,196,306
  Term loan                                                                     840,000
  Note payable to former parent of subsidiary                                 2,750,000
  Liability for equipment purchases                                             388,703
  Secured convertible debenture                                               1,029,383
  Registration rights agreement liability                                       176,445
  Accounts payable                                                            2,928,648
  Accrued expenses and other current liabilities                                780,844
                                                                            -----------
    Total current liabilities                                                11,090,329

  Accrued cumulative dividends on Series A preferred shares                     462,000
                                                                            -----------

Total Liabilities                                                            11,552,329

Commitments and contingencies

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  APRIL 2, 2006
                                   (UNAUDITED)
                                   (CONTINUED)

Stockholder's deficiency:
  Preferred stock, 100,000,000 shares authorized:
    Series A redeemable convertible preferred stock, $.001
      par value; 6,000,000 shares issued and outstanding
    (liquidation preference $6,000,000)                                  6,000
  Series B convertible preferred stock, no par value;
    -0- shares issued and outstanding                                        0
Common stock, $.001 par value; 2,000,000,000 shares
  authorized; 102,540,000 shares issued and outstanding                102,540
Additional paid-in capital                                           6,452,360
Accumulated deficit                                                (10,419,294)
                                                                  ------------
  Total stockholders' deficiency                                    (3,858,394)
                                                                  ------------

  Total Liabilities and Stockholders' Deficiency                  $  7,693,935
                                                                  ============

            See Notes to Condensed Consolidated Financial Statements.

                     SAGAMORE HOLDINGS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED APRIL 2, 2006
                                AND APRIL 3, 2005
                                   (UNAUDITED)

                                                                       THREE MONTHS     THREE MONTHS
                                                                      ENDED APRIL 2,   ENDED APRIL 3,
                                                                           2006              2005
                                                                     --------------    --------------
Net Sales                                                            $   3,922,447     $   6,005,298

Cost of Sales                                                            3,830,054         5,919,713
                                                                     --------------    --------------
Gross Profit                                                                92,393            85,585
                                                                     --------------    --------------
Operating expenses:
  General and administrative                                               477,136           656,850
  Selling                                                                  157,433           154,550
                                                                     --------------    --------------
    Totals                                                                 634,569           811,400
                                                                     --------------    --------------
Loss from operations                                                      (542,176)         (725,815)

Interest expense                                                           194,323           110,008
                                                                     --------------    --------------
Net loss                                                                  (736,499)         (835,823)

Cumulative preferred stock dividends on Series A preferred shares           75,000                 0
                                                                     --------------    --------------
Net loss applicable to common shares                                 $    (811,499)    $    (835,823)
                                                                     ==============    ==============
Loss per common share - basic and diluted                            $       (0.01)    $       (0.01)
                                                                     ==============    ==============
Weighted average common shares (including Series B preferred
shares) outstanding                                                    102,056,484       109,313,360
                                                                     ==============    ==============






            See Notes to Condensed Consolidated Financial Statements.

                     SAGAMORE HOLDINGS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE NINE MONTHS ENDED APRIL 2, 2006
         AND THE PERIOD FROM SEPTEMBER 15, 2004 (DATE OF CAPITALIZATION)
                             THROUGH APRIL 3, 2005
                                   (UNAUDITED)

                                                                                        PERIOD FROM
                                                                       NINE MONTHS     SEPT. 15, 2004
                                                                      ENDED APRIL 2,       THROUGH
                                                                           2006         APRIL 3, 2005
                                                                     ---------------   ---------------
Net Sales                                                            $  12,296,370     $  11,765,192

Cost of Sales                                                           12,679,011        11,368,012
                                                                     ---------------   ---------------
Gross Profit (loss)                                                       (382,641)          397,180
                                                                     ---------------   ---------------
Operating expenses:
  General and administrative                                             1,535,504         3,019,946
  Selling                                                                  373,377           357,577
  Impairment of goodwill                                                   105,500                 0
                                                                     ---------------   ---------------
    Totals                                                               2,014,381         3,377,523
                                                                     ---------------   ---------------
Loss from operations                                                    (2,397,022)       (2,980,343)

Interest expense                                                           465,323           209,946
                                                                     ---------------   ---------------
Net loss                                                                (2,862,345)       (3,190,289)

Cumulative preferred stock dividends on Series A preferred shares          225,000                 0
                                                                     ---------------   ---------------
Net loss applicable to common shares                                 $  (3,087,345)    $  (3,190,289)
                                                                     ===============   ===============
Loss per common share - basic and diluted                            $       (0.03)    $       (0.03)
                                                                     ===============   ===============
Weighted average common shares (including Series B preferred
Shares through November 11, 2005) outstanding                          106,656,350       109,313,360
                                                                     ===============   ===============







            See Notes to Condensed Consolidated Financial Statements.

                     SAGAMORE HOLDINGS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED APRIL 2, 2006
       AND FOR THE PERIOD FROM SEPTEMBER 15, 2004 (DATE OF CAPITALIZATION)
                              THROUGH APRIL 3, 2005
                                   (UNAUDITED)

                                                                                NINE                     PERIOD FROM
                                                                                MONTHS                  SEPT. 15, 2004
                                                                                ENDED                      THROUGH
                                                                            APRIL 2, 2006               APRIL 3, 2005
                                                                           -----------------          -----------------
Operating activities:
  Net loss                                                                 $   (2,862,345)            $     (3,190,289)
  Adjustments to reconcile net loss to net cash provided by (used               2,769,490                    3,702,500
in) operating activities
                                                                           -----------------          -----------------
        Net cash provided by (used in) operating activities                       (92,855)                     512,211
                                                                           -----------------          -----------------
Investing activities:
  Purchase of net assets of Nexus Custom Electronics, Inc.,
    net of cash received of $92,335                                                                         (5,233,919)
  Purchases of property and equipment                                            (177,986)                    (175,173)
                                                                           -----------------          -----------------
        Net cash used in investing activities                                    (177,986)                  (5,409,092)
                                                                           -----------------          -----------------
Financing activities:
  Proceeds from sale of Series A shares                                                                      5,250,000
  Repayment of capital lease obligations                                                                      (242,795)
  Net proceeds from (repayments on) credit facility borrowings                   (563,117)                      22,422
  Term loan principal payments                                                   (180,000)                    (120,000)
  Proceeds from secured convertible debentures                                  1,154,383
  Payment for senior convertible debentures origination fee                      (125,000)
                                                                           -----------------          -----------------
        Net cash provided by financing activities                                 286,266                    4,909,627
                                                                           -----------------          -----------------
Net increase in cash                                                               15,425                       12,746
Cash, beginning of period                                                         159,463                            0
                                                                           -----------------          -----------------
Cash, end of period                                                        $      174,888             $         12,746
                                                                           =================         ==================
Supplemental disclosure of cash flow information:
  Interest paid                                                            $      218,785             $        161,105
                                                                           =================         ==================
Supplemental disclosure of noncash investing and financing activities:
   Equipment purchases                                                     $      389,398             $              -
                                                                           =================         ==================
   Preferred stock dividends accrued                                       $      225,000             $              -
                                                                           =================         ==================
   Earn out provision relating to acquisition of Nexus                     $      105,500             $              -
                                                                           =================         ==================
Credit facility obligations incurred in connection with acquisition        $            -             $      4,076,254
                                                                           =================         ==================
Liabilities assumed in connection with acquisition                         $            -             $      2,966,987
                                                                           =================         ==================
Note payable issued to former parent of subsidiary in connection
with acquisition                                                           $            -             $      2,750,000
                                                                           =================         ==================
    Fair value of registration rights agreement liability                  $      163,273             $              -
                                                                           =================         ==================



            See Notes to Condensed Consolidated Financial Statements.

                     SAGAMORE HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1.  BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Sagamore Holdings, Inc, ("Sagamore Holdings") and "Subsidiary" as of April 2, 2006 and their results of operations and cash flows for the three and nine months ended April 2, 2006 and the period from September 15, 2004 (date of capitalization) through April 3, 2005. The results of operations for the three and nine months ended April 2, 2006 are not necessarily indicative of the results to be expected for the full year ending June 30, 2006.

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

         The acquisition was accounted for pursuant to the purchase method of accounting as if the acquisition was completed on October 3, 2004, the end of the interim period closest to the actual date of the acquisition. Accordingly, (i) the assets (including the identifiable intangible assets) and the liabilities of Nexus were recorded as of that date at their estimated fair values and (ii) the unaudited condensed consolidated statement of operations for the period from September 15, 2004 (date of capitalization) through April 3, 2005 does not include any amounts related to the results of operations of Nexus through October 3, 2004 (under the purchase method, the Company was required to include such results of operations only for periods subsequent to October 3, 2004). The Company's other activities during the period from September 15, 2004 (date of capitalization) through October 3, 2004 were limited to its formation and obtaining financing for and to consummating the acquisition of Nexus.

         The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company incurred a net loss of $2,862,345 for the nine months ended April 2, 2006 and $10,419,294 from its inception through April 2, 2006 and had a net working capital deficiency of $6,685,478 at April 2, 2006. It also did not meet certain covenants under its credit facility with Comerica Bank ("Comerica") for a revolving credit facility (the "revolver") and a term loan, and its promissory note with Jaco and, accordingly, the outstanding balance of $3,036,306 under the credit facility ($2,196,306 under the revolver and $840,000 under the term loan) and the outstanding balance of $2,750,000 under the Jaco note agreement were in default as of April 2, 2006 and classified in current liabilities in the unaudited condensed consolidated balance sheet.

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

         Unless the Company can negotiate an extension of the forbearance agreement and/or amendments to the credit facility as discussed above, and it can resolve its default under the promissory note with Jaco, the Company's operating results and cash flows will not be adequate to enable it to pay the balance due at or subsequent to April 2, 2006 unless it can obtain an alternate credit facility and/or additional financing. Management cannot assure that the Company will be able to obtain such an extension, amendment or resolution. These matters raise substantial doubt about the Company's ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amount and classification of liabilities that might result from the outcome of this uncertainty.

         As further explained in Note 8 herein, on November 10, 2005, Sagamore Holdings entered into a Securities Purchase Agreement (the "SPA"), which provides for the sale of up to $1,250,000 of Secured Convertible Debentures to a new investor subject to certain conditions. As of March 10, 2006, Sagamore Holdings had sold $743,285 of Secured Convertible Debentures to the new investor. However, as of that date, the Company was in default under the terms of the Secured Convertible Debentures and the Company may not be able to obtain any additional funding under the SPA. The Company has no other agreements in place other than the SPA providing for additional debt or equity financing for the Company. As of April 2, 2006, an additional $286,098 has been advanced under the agreement by the new investor. As a result of the default, the outstanding balance as of April 2, 2006 of $1,029,383 has been classified as a current liability. The Company has received a verbal commitment from the Series A preferred stockholder that it will increase the amount of funding under the Secured Convertible Debentures to $1,750,000.

         If the Company cannot complete the above mentioned actions related to the credit facility, resolve its default under the promissory note and obtain additional proceeds under the SPA, it would have to examine other strategic alternatives, including raising capital in the debt or equity markets, or a possible sale or liquidation of its business.

Note 2.  Loss Per Common Share and Stock Based Compensation

         Loss Per Common Share

         Basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period, including the outstanding shares of Series B Convertible preferred stock which were substantially equivalent to shares of common stock during the period from September 17, 2004 to November 11, 2005.

         Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding adjusted for the dilutive effects of the assumed issuance of potentially dilutive securities. The Company's basic and diluted loss per common share amounts are the same since the Company had a net loss in each period and the assumed exercise of stock options and the conversion of the Series A convertible preferred stock and secured convertible debentures outstanding as of April 2, 2006 would be anti-dilutive. The number of shares issuable upon the exercise of outstanding options and the conversion of the outstanding Series A convertible preferred stock and secured convertible debentures that could dilute earnings per share in future periods was 52,175,322 and 8,500,000 at April 2, 2006 and April 3, 2005, respectively.

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

Note 3.  Inventories

         Inventories include costs of materials, labor and overhead, and are stated at the lower of cost or market, with cost being determined using the first-in, first-out method. The Company has provided for an allowance for obsolescence based on historical experience, on hand quantities, usage and backlog. Following is the inventory detail as of April 2, 2006:

         Raw materials                        $1,828,934
         Work-in-process                         440,090
         Finished goods                           15,599
                                              ----------

         Total Inventories                    $2,284,623
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

         For the nine months ended April 2, 2006, the Company had initially recorded an earn out provision totaling $105,500 which was allocated to goodwill. Based on the Company's results of operations and management's estimates of future discounted cash flows, the Company recognized an impairment loss in the amount of $105,500 in the condensed consolidated statement of operations.

         The following unaudited pro forma financial information presents the consolidated results of operations for the nine months ended April 3, 2005, as if the acquisition had occurred on July 1, 2004, after giving effect to certain adjustments. The pro forma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during this period.

                                                              Nine Months Ended
                                                                April 3, 2005
                                                                 (Unaudited)
                                                              ------------------

         Net sales                                              $  17,802,432
                                                              ==================
         Net loss                                               ($  3,511,137)
                                                              ==================
         Weighted average number of common shares outstanding     110,000,000
                                                              ==================
         Loss per common share - basic and diluted              ($       0.03)
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

         The target net working capital adjustment related to the acquisition described above remained in dispute as of May 3, 2006. The Company disputes the amount due Jaco under the purchase agreement. In addition, the Company intends to pursue its claims and remedies against Jaco.

Note 5.  Credit Facility

         Nexus obtained a $5,000,000 credit facility with Comerica, which is collateralized by all of its assets. The credit facility includes a $1,200,000 term loan and a $3,800,000 revolver. During the period from September 15, 2004 (date of capitalization), through April 2, 2006, Nexus borrowed a total of $4,319,049 under the credit facility. $1,200,000 was advanced under the term loan and $3,119,049 was advanced under the revolver. As a result of repayments, the balance of the revolver was reduced to $2,196,306 and the balance of the term loan was reduced to $840,000 as of April 2, 2006.

         The term loan is payable in monthly principal payments of $20,000 through November 1, 2009. Interest at prime plus 1.5% is payable monthly commencing on October 1, 2004 (an effective rate of 9.25% at April 2, 2006). The revolver matured on July 1, 2005 but was effectively extended until September 1, 2005 under the forbearance agreement. The borrowings under the revolver bear interest at prime plus 1%, or alternatively at LIBOR plus 3.75% (an effective rate of 8.75% at April 2, 2006). Borrowings under the revolver are limited to credit available based on eligible accounts receivable and inventory as defined in the credit facility. The credit facility contains restrictive covenants that, among other things, restrict the payment of dividends, additional indebtedness, lease financing, capital expenditures and investments. The covenants also require Nexus to meet certain financial ratios and maintain minimum levels of tangible net worth.

         As of April 2, 2006, the Company did not meet the requirements of four covenants: minimum working capital ratio; debt service ratio ("EBITDA"), as defined, divided by interest and principal payment requirements); leverage ratio (liabilities to tangible net worth ratio) and minimum tangible net worth (tangible net worth includes subordinated debt but excludes intangible assets), and therefore, the loans were in default. Due to the default, $660,000 initially scheduled to be paid after April 2, 2006 was classified as a current liability.

         Comerica may force immediate repayment of amounts due under the credit facility and invoke penalty interest (up to three percentage points or approximately $92,000 annually based on the outstanding balance as of April 2, 2006) at the lender's discretion. Since the Company had not been notified that it would be charged penalty interest, it was not required to accrue any as of April 2, 2006.

Note 6.  Note payable to former parent of subsidiary:

         In connection with the acquisition of Nexus, consideration totaling $2,750,000 is payable through a five-year promissory note issued to Jaco, the former parent of Nexus. Interest is payable quarterly from December 1, 2004 until September 1, 2009 at the lesser of a specified prime rate or 7%. The promissory note is payable in principal payments on the following dates: $500,000 on September 1, 2006, $156,250 per quarter commencing on December 1, 2006 through September 1, 2008 and $250,000 per quarter commencing on December 1, 2008 through September 1, 2009. As of April 2, 2006, the Company was in default under the terms of the promissory note because it had not paid interest on the promissory note since February 2005. The change in control in November 2005 was also an event of default under the promissory note as described in Note 8.

         As of May 3, 2006, the Company had not made any more interest payments and it had not negotiated any waivers related to either of the events of default. As of April 11, 2006, the note holder had not given notice that it would declare the note immediately due and payable, although it has the right to do so. As a result of these events of default as of April 2, 2006, the outstanding balance of $2,750,000 under the note agreement has been classified as a current obligation. Defaults under other loan agreements, on loan amounts exceeding $5,000,000 could also result in an event of default under the terms of the promissory note agreement. The Company disputes the amount due Jaco under the purchase agreement. In addition, the Company intends to pursue its claims and remedies against Jaco.


         Note 7.  Stockholders' Deficiency

         As explained in Note 6 in the 10-KSB, on September 15, 2004, the Company sold 6,000,000 Series A preferred shares and received net proceeds of $5,250,000. In addition, the Company issued 2,500,000 shares of its common stock to a third party as a commitment fee. Each Series A preferred share entitles the holder to receive a cumulative 5% dividend when declared by the Company's Board of Directors. As of April 2, 2006, no dividends have been declared and undeclared cumulated dividends in arrears, which have been accrued, were approximately $462,000.

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

         As a result of the issuance of the registration rights agreement described below that containS a liquidated damages clause which could cause the Company to issue a number of shares of common stock as a result of its failure to register the Series A preferred stock on a timely basis that could exceed the number of common shares authorized, the Company is required to follow EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock by the Company" ("EITF 00-19") in determining whether the Series A preferred shares can be included in stockholders' equity. Since management of the Company controls well in excess of 51% of the Company's voting stock, it can control the number of shares authorized and in accordance with the provisions of EITF 00-19, the proceeds of the issuance of the Series A preferred shares are reflected as equity in the accompanying unaudited condensed consolidated balance sheet as of April 2, 2006.

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

         The registration rights agreement also contains a liquidated damages provision which calls for the holder to receive from the Company a specified amount of shares if: (i) The Company fails to file a registration statement covering the underlying shares of common stock within 60 days of September 15, 2004, and, (ii) the registration statement is not declared effective within 210 days following September 15, 2004. In the event that one of the aforementioned failures occurs, the registration rights agreement calls for the Company to pay the holder common stock equal to 2% of the liquidated amount, as defined, of that portion of the Series A preferred shares which has not been converted into common stock as of the occurrence of such failure, with such amount to be paid by the Company to the holder on a monthly basis after the occurrence of such failure. The holder is entitled to receive the aforementioned damages until such time as the registration statement is declared effective. Since the registration statement registering the underlying shares of common stock was not filed within 60 days or declared effective within 210 days from September 15, 2004, the holder became entitled to receive such damages payable in common stock. The aggregate shares computed under this provision totaled 52,175,322 as of April 2, 2006. The value of these shares is immaterial and has not been reflected in these financial statements.

Note 8.  Sale of Securities and Change in Control

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

         Subsequent to the commencement of the SPA, the ancillary agreements and the sale of the Secured Convertible Debentures discussed above, the Company has not complied with several provisions of these agreements and was thus in default as of April 2, 2006. The Company has not paid interest, it has not timely filed the registration statement for the underlying securities, it is not current in its filing of its tax returns and it remains in default under the terms of its bank credit facility. Accordingly, the holder could force the immediate repayment of the Secured Convertible Debentures.

         The Company accounts for the fair value of the conversion feature of its Secured Convertible Debentures in accordance with SFAS No. 133 "Accounting For Derivative Instruments And Hedging Activities" ("SFAS 133") and EITF 00-19 which require the Company to bifurcate and separately account for the conversion feature as an embedded derivative contained in the Secured Convertible Debentures, which is the host instrument. Pursuant to SFAS 133, the Company bifurcated the fair value of the conversion feature which was determined to not be clearly and closely related to the debt host. In addition, since the effective registration of the securities underlying the conversion feature is an event outside of the Company's control of the Company, pursuant to EITF 00-19, the Company recorded the fair value of the conversion feature as a short-term liability as of the date of issuance as it was assumed that the Company may be required to net-cash settle the underlying securities. The Company is required to carry the derivative on its condensed consolidated balance sheet at fair value and record the unrealized changes in the fair value of the embedded derivative in the condensed consolidated statement of operations as interest expense. The Company recorded the fair value of the embedded derivative as a registration rights agreement liability of $163,273 on December 10, 2005, the date of the first default, and increased the registration rights agreement liability to $176,445 based on the fair value of the embedded instrument as of April 2, 2006. The increase in the fair value of the liability (during the quarter ended April 2, 2006) of $10,468 was charged to interest expense. The fair value of the embedded derivative on December 10, 2005 was also recorded as deferred costs related to the registration rights agreement which is being amortized over 24 months.

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

         On March 10, 2006, CSI Finance assigned its interest in the Secured Convertible Debentures to the Series A preferred stockholder. As of March 10, 2006, CSI Finance had acquired $743,285 of such debentures pursuant to the SPA. As of April 2, 2006, an additional $286,098 had been advanced under the agreement by the new investor.

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

GOING CONCERN

         The unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company for the three months and the nine months ended April 2, 2006 incurred a net loss of $736,499 and $2,862,345 and had a net working capital deficiency of $6,685,478 at April 2, 2006. It also did not meet certain covenants under its credit facility with Comerica Bank ("Comerica") and a promissory note with Jaco and the SPA. Accordingly, the outstanding balance of $3,036,306 under the credit facility, the outstanding balance of $2,750,000 under the Jaco note agreement as well as $1,029,383 under the SPA, were in default as of April 2, 2006 and classified in current liabilities in the unaudited condensed consolidated balance sheet. Accordingly, there is substantial doubt as to the ability of Sagamore Holdings and its subsidiary to continue as a going concern.

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

         Comerica may force immediate repayment of amounts due under the credit facility and invoke penalty interest (up to three percentage points or approximately $92,000 annually based on the outstanding balance at April 2, 2006) at the lender's discretion. Since the Company had not been notified that it would be charged penalty interest, it was not required to accrue any as of April 2, 2006.

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

RESULTS OF OPERATIONS
---------------------

         Three months ended April 2, 2006 and April 3, 2005

         The Company's revenues for the three months ended April 2, 2006 were $3,922,447 compared to revenues of $6,005,298 for the three months ended April 3, 2005. The decrease in revenue is primarily attributable to loss of certain customers to Asian markets.

         Selling, general and administrative expenses for the three months ended April 2, 2006 were $634,569 compared to $811,400 for the three months ended April 3, 2005, a decrease of $176,831. Selling, general and administrative expenses for the three months ended April 2, 2006 consists primarily of salaries and related benefits, professional fees, rent and other expenses necessary for the operation of the Company.

         Interest expense was $194,323 for the three months ended April 2, 2006 and $110,008 for the three months ended April 3, 2005. Interest expense is primarily a result of the debt incurred for the acquisition of Nexus Custom Electronics, Inc.

         Nine months ended April 2, 2006 and the period from September 15, 2004 (date of capitalization) through April 3, 2005


         The Company's revenues for the nine months ended April 2, 2006 were $12,296,370. The Company's operations for the period from September 15, 2004 (date of capitalization) through April 3, 2005 reflect revenues of $11,765,192 which only include the results of operations of Nexus from October 4, 2004 through April 3, 2005.

         The Company recorded a gross loss of $382,641 for the nine months ended April 2, 2006 compared to a gross profit of $397,180 for the period from September 15, 2004 (date of capitalization) through April 3, 2005, which only include the results of operations of Nexus from October 4, 2004 through April 3, 2005. The gross loss was due to a reduction in margin from competitive price pressure, an increase in wages as a percent of sales, higher manufacturing overhead and higher employee benefit costs.

         Selling, general and administrative expenses for the nine months ended April 2, 2006 were $1,908,881 compared to $3,377,523 for the period from September 15, 2004 (date of capitalization) through April 3, 2005, which only include the results of operations of Nexus from October 4, 2004 through April 3, 2005, a decrease of $1,468,642. Included in selling, general and administrative expenses for the three months ended April 3, 2005 were $811,400 of expenses relating to the formation of the Company. These expenses include 88,250,000 shares of common stock valued at $0.01 per share and 10,000,000 shares of Series B convertible preferred stock valued at $0.07 per share issued to officers and founders of the Company, 7,500,000 shares of common stock issued to a consultant valued at $0.01 per share and 1,750,000 shares of common stock valued issued in connection to the standby equity distribution agreement, which was subsequently terminated, at $0.01 per share, and for stock options granted to an employee to purchase 2,500,000 shares of the Company's common stock valued at $0.01 per share.

         Selling, general and administrative expenses for the nine months ended April 2, 2006 consists primarily of salaries and related benefits, professional fees, rent and other expenses necessary for the operation of the Company.

         Interest expense was $465,323 for the nine months ended April 2, 2006 and $209,946 for the period from September 15, 2004 (date of capitalization) through April 3, 2005. Interest expense is primarily a result of the debt incurred for the acquisition of Nexus Custom Electronics, Inc.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities amounted to $92,855 for the nine months ending April 2, 2006. Investing activities used cash of $177,986 for the purchase of plant equipment. Financing activities provided cash of $286,266 which was comprised of proceeds from secured convertible debentures totaling $1,154,383, offset by the payment of $125,000 for loan origination fees, net repayments on the credit facility borrowings of $563,117 and $180,000 principal payments on the term loan.

         The Company currently has a $5,000,000 credit facility with Comerica obtained by Nexus is collateralized by all of its assets. The credit facility includes a $1,200,000 term loan and a $3,800,000 revolver. For the period from September 15, 2004 (date of capitalization) through April 2, 2005, Nexus borrowed a total of $4,319,049 from the credit facility. $1,200,000 was received from the term loan and $3,119,049 was advanced from the revolver. The Company used $4,000,000 borrowed under the credit facility to pay part of the purchase price and the remaining $319,049 was used to pay transaction costs and repay an existing capital lease obligation of Nexus. The term loan is payable in monthly principal payments of $20,000 commencing November 1, 2004 and continuing through November 1, 2009. Interest at prime plus 1.5% is payable monthly commencing on October 1, 2004 (an effective rate of 9.25% at April 2, 2006). The revolver matured on July 1, 2005 and borrowings bear interest at prime plus 1%, or alternatively at LIBOR plus 3.75% (an effective rate of 8.75% at April 2, 2006). Borrowings under the revolver are limited to credit available based on eligible accounts receivable and inventory as defined in the credit facility.

         The outstanding balance of the credit facility totaled $3,036,306 of which $2,196,306 relates to the revolver and $840,000 to the term loan.

         As of April 2, 2006, Nexus did not meet certain covenants under its credit facility agreement and, accordingly, it was in default. The Company was in violation of the following four covenants:

         (1) Minimum working capital ratio; (2) minimum debt service ratio ("EBITDA" which is earnings before interest, taxes, depreciation and amortization, as defined divided by interest and principal payment requirements), (3) leverage ratio (liabilities to tangible net worth (net worth including subordinated debt but excluding intangible assets); and, (4) minimum tangible net worth.

         As a result of the covenant violations as of April 2, 2006, the outstanding balance under the credit facility is in default and the balance of the term loan totaling $840,000 at April 2, 2006, included in the credit facility, has been classified in current liabilities in the consolidated balance sheet. During the period while the Company is in default under its credit agreement, the lender may force immediate repayment of amounts due ($3,036,306 at April 2, 2006), and invoke penalty interest (up to three percentage points or approximately $92,000 annually) at the lender's discretion. Since the Company has not been notified that it will be charged penalty interest, it has not accrued any as of April 2, 2006.

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

         The Company also has a promissory note with an outstanding balance of $2,750,000 at April 2, 2006 that it issued to Jaco as partial consideration for Nexus. The Company has not paid interest since February, 2005 and has incurred a change in control in November, 2005, as defined in the promissory note, both events of which constitute events of default. The note holder has not given notice that it will immediately accelerate the maturity, and declare the note immediately due and payable, although it has the right to do so. The Company disputes the amount due Jaco under the purchase agreement. In addition, the Company intends to pursue its claims and remedies against Jaco. As a result of these events of default, the note has been classified as a current obligation. Defaults under other loan agreements, on loan amounts exceeding $5,000,000, could also result in an event of default under this promissory note agreement.

         Unless the Company can negotiate an extension of the forbearance agreement and/or amendments to the credit facility as discussed above, and it can resolve its default under the promissory note with Jaco, the Company's operating results and cash flows will not be adequate to enable it to pay the balance due at or subsequent to April 2, 2006 unless it can obtain an alternate credit facility and/or additional financing. Management cannot assure that the Company will be able to obtain such an extension, amendment or resolution. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amount and classification of liabilities that might result from the outcome of this uncertainty.

         On November 10, 2005, Sagamore Holdings entered into a Security Purchase Agreement ("SPA") with CSI Business Finance, Inc. ("CSI Finance"), a new investor, which provides for the sale of up to $1,250,000 of Secured Convertible Debentures that will be convertible into common shares of Sagamore Holdings. The SPA will expire on October 31, 2006. The Company paid $125,000 for loan origination fees which are being amortized through October 31, 2006. In addition to the SPA, Sagamore Holdings and CSI Finance entered into ancillary agreements covering CSI's registration rights for the underlying common stock, and the security for any amount loaned. All assets of Sagamore Holdings are pledged under this agreement. At the date of the agreement, and at May 3, 2006, the only assets owned by Sagamore Holdings were its shares of Nexus, its wholly owned operating subsidiary and, accordingly, the assets of Nexus are the primary security for any amount loaned. However, CSI Finance's lien on such assets is subordinate to the lien held by Comerica. The Company has received a verbal commitment from the new investor to increase the amount of funding under the Secured Convertible Debentures to $1,750,000.

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

ITEM 3. CONTROLS AND PROCEDURES

         (A) Evaluation of Disclosure Controls and Procedures

         As of April 2, 2006, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer (who is also the Chief Financial Officer) of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures were not effective, as of the date of that evaluation, for the purposes of recording, processing, summarizing and timely reporting of material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

         (B) Changes in Internal Controls over Financial Reporting

         There were no changes in internal controls over financial reporting that occurred during the three months ended April 2, 2006 that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

         Material Weaknesses Identified

         During our preparation of our Form 10-QSB financial statements for the period from July 1, 2005 through April 2, 2006, we identified certain material weaknesses. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 2, a material weakness is a significant control deficiency or a combination of significant control deficiencies that result in there being more than a remote likelihood that a material misstatement in the annual or interim financial statements will not be prevented or detected. These deficiencies and issues include:

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

         The material weaknesses noted above in financial reporting process and closing process resulted in deficiencies in the processes and procedures within our accounting and financial reporting function contributed to delays in the completion and filing of our April 2, 2006 Form 10-QSB.

         The effects of the aforementioned weaknesses related to the closing and preparation of the financial statements were corrected by management prior to the issuance of the Form 10-QSB.

         Remediation Plan regarding the Material Weaknesses

         Management is actively engaged in remediation efforts to address the material weaknesses identified in the Company's internal control over financial reporting as of April 2, 2006. These on-going remediation efforts, outlined below, are specifically designed to address the material weaknesses identified by Management and to improve and strengthen the Company's overall control environment.

         The Company has transformed from a small division in a larger public company to a stand-alone public company. It did not have sufficient internal resources to perform the accounting and financial reporting functions, nor did it have the expertise in the application of generally accepted accounting principles that are necessary as a public company. As a result of these deficiencies, the Company's internally prepared financial statements were missing some of the required generally accepted accounting principles disclosures. These deficiencies impacted the timeliness and accuracy of financial reporting. The effects of these deficiencies were corrected by management prior to the issuance of the April 2, 2006 Form 10-QSB, but it contributed to delays in the completion and filing of this Form 10-QSB.

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

                           PART II - OTHER INFORMATION

ITEMS 1 AND 2.  Not Applicable

ITEM 3.  Defaults Upon Senior Securities

         The Company currently has a $5,000,000 credit facility with Comerica obtained by Nexus that is collateralized by all of its assets. The credit facility includes a $1,200,000 term loan and a $3,800,000 revolver. For the period from September 15, 2004 (date of capitalization) through October 3, 2004, Nexus borrowed a total of $4,319,049 from the credit facility. $1,200,000 was received from the term loan and $3,119,049 was advanced from the revolver. The Company used $4,000,000 borrowed under the credit facility to pay part of the purchase price and the remaining $319,049 was used to pay transaction costs and repay an existing capital lease obligation of Nexus. The term loan is payable in monthly principal payments of $20,000 commencing November 1, 2004 and continuing through November 1, 2009. Interest at prime plus 1.5% is payable monthly commencing on October 1, 2004 (an effective rate of 9.25% at April 2, 2006). The revolver matured on July 1, 2005 but was effectively extended until September 1, 2005 under the forbearance agreement and borrowings bear interest at prime plus 1%, or alternatively at LIBOR plus 3.75% (an effective rate of 8.75% at April 2, 2006). Borrowings under the revolver are limited to credit available based on eligible accounts receivable and inventory as defined in the credit facility.

         The term loan is payable in monthly principal payments of $20,000 commencing November 1, 2004 and continuing through November 1, 2009. Interest at prime plus 1.5% is payable monthly commencing on October 1, 2004 (an effective rate of 9.25% at April 2, 2006). The revolver matured on July 1, 2005 but was effectively extended until September 1, 2005 under the forbearance agreement. The borrowings bear interest at prime plus 1%, or alternatively at LIBOR plus 3.75% (an effective rate of 8.75% at April 2, 2006). Borrowings under the revolver are limited to credit available based on eligible accounts receivable and inventory as defined in the credit facility.

         The outstanding balance of the credit facility as of April 2, 2006 totaled $3,036,306 of which $2,196,306 relates to the revolver and $840,000 to the term loan.

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

         As of May 3, 2006, the Company has not made any more interest payments and it had not negotiated any waivers related to either of the events of default. As of May 3, 2006, the note holder had not given notice that it would declare the note immediately due and payable, although it has the right to do so. As a result of these events of default as of April 2, 2006, the outstanding balance of $2,750,000 under the note agreement has been classified as a current obligation. Defaults under other loan agreements, on loan amounts exceeding $5,000,000 could also result in an event of default under the terms of the promissory note agreement.

         Series A redeemable convertible preferred stock:

         As explained in Note 6 in the 10-KSB, on September 15, 2004, the Company sold 6,000,000 Series A preferred shares and received net proceeds of $5,250,000. In addition, the Company issued 2,500,000 shares of its common stock to a third party as a commitment fee. Each Series A preferred share entitles the holder to receive a cumulative 5% dividend when declared by the Company's Board of Directors. As of April 2, 2006, no dividends have been declared and undeclared cumulated dividends in arrears, which have been accrued, were approximately $462,000.

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

         Each holder of our Series A Convertible Preferred Stock has the following rights and preferences:

         Dividends. Each share of Series A Convertible Preferred Stock accrues dividends at a rate of 5% per year. Such dividends are payable when and if declared by the board of directors. Dividends are payable in cash. The right to dividends is cumulative. As of April 2, 2006, no dividends have been declared on shares of Series A Convertible Preferred Stock.

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

         Non-voting. The Series A Convertible Preferred Stock is non-voting.

         As of April 2, 2006, we had 6,000,000 shares of Series A Preferred Stock outstanding and 1 stockholder of record.

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

         The Registration Rights Agreement also contains a liquidated damages provision which calls for the investor to receive from the Company a specified amount if: (i) The Company fails to file a registration statement covering the underlying shares of common stock within 60 days of September 15, 2004, and, (ii) the registration statement is not declared effective no later than 210 days following September 15, 2004. In the event that one of the aforementioned events occurs, the registration rights agreement calls for the Company to pay the investor common stock equal to 2% of the liquidated amount, as defined above, of that portion of the Series A preferred stock which has not been converted into common stock as of the occurrence of such event, with such amount to be paid by the Company to the investor on a monthly basis after the occurrence of such event. The investor is entitled to receive the aforementioned damages until such time as the registration statement is declared effective. Since the registration statement registering the underlying shares of common stock was not filed within 60 days or declared effective within 210 days from September 15, 2004, the investor is currently entitled to receive such damages payable in common stock. As of April 2, 2006, the damages payable pursuant to this provision was approximately $177,408.

         Secured Convertible Debentures

         On November 10, 2005, Sagamore Holdings entered into a Securities Purchase Agreement (the "SPA") with CSI Business Finance, Inc. ("CSI Finance"), a new investor, which provides for the sale of up to $1,250,000 of Secured Convertible Debentures that will be convertible into common shares of Sagamore Holdings. The SPA will expire on October 31, 2006. The Company paid $125,000 for loan origination fees which are being amortized through October 31, 2006. In addition to the SPA, Sagamore Holdings and CSI Finance entered into ancillary agreements covering CSI's registration rights for the underlying common stock, and the security for any amount loaned. All assets of Sagamore Holdings are pledged under this agreement. At the date of the agreement, and at May 3, 2006, the only assets owned by Sagamore Holdings were its shares of Nexus, its wholly-owned operating subsidiary and, accordingly, the assets of Nexus are the primary security for any amount loaned. However, CSI Finance's lien on such assets is subordinate to the lien held by Comerica.

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

         The Registration Rights Agreement also contains a liquidated damages provision which calls for CSI Finance to receive from the Company a specified amount of cash or shares if: (i) the Company fails to file a registration statement covering the underlying shares of common stock within 30 days of November 10, 2005, and, (ii) the registration statement is not declared effective within 150 days following November 10, 2005. In the event that one of the aforementioned failures occurs, the Registration Rights Agreement calls for the Company to pay, at the option of CSI Finance, a cash amount or shares of common stock equal to 2% of the liquidated amount of that portion of the Secured Convertible Debentures which has not been converted into common stock as of the occurrence of such event, with such amount to be paid by the Company to CSI Finance on a monthly basis after the occurrence of such event. CSI Finance is entitled to receive the aforementioned damages until such time as the registration statement is declared effective. Since a registration statement registering the underlying shares of common stock was not filed within 30 days after the date of the registration rights agreement, nor is it likely that the registration rights agreement will be declared effective within 150 days from November 10, 2005, the Company will be required to record charges for the penalty beginning December 10, 2005. The amount of damages payable pursuant to this provision on April 2, 2006 would be approximately $6,863.

         On March 10, 2006, CSI Finance assigned its interest in the Secured Convertible Debentures to the Series A preferred stockholder. As of March 10, 2006, CSI Finance had acquired $743,285 of such debentures pursuant to the SPA. As of April 2, 2006, an additional $286,098 had been advanced under the agreement by the new investor. The Company has received a verbal commitment from the Series A preferred stockholder to increase the amount of funding under the Secured Convertible Debentures to $1,750,000.

ITEMS 4 AND 5.  Not Applicable


ITEM 6.  Exhibits